Form 10QSB
period 2006-09-30
WENTWORTH IV INC
filed 2006-11-22
CIK 1372980

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-52189

Wentworth IV, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	14-1968081
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

936A Beachland Blvd., Suite 13 Vero Beach, FL	32963
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (772) 231-7544

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $0.001 per share, outstanding as of November 21, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

WENTWORTH IV, INC.
- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements	1

Balance Sheet as of September 30, 2006 (unaudited)	2

Statements of Operations for the Three Months Ended September 30, 2006 (unaudited) and for the Period from June 19, 2006 (Inception) to September 30, 2006 (unaudited)	3

Statement of Changes in Stockholders’ Equity for the Period from June 19, 2006 (Inception) to September 30, 2006 (unaudited)	4

Statement of Cash Flows for the Period from June 19, 2006 (Inception) to September 30, 2006 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	10

Item 3. Controls and Procedures	12

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	13

Signatures	14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Wentworth IV, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Wentworth IV, Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)

September 30, 2006
(Unaudited)
Assets
Currents assets
Cash	$23,240

Total current assets	23,240

Total assets	$23,240

Liabilities and Stockholders' Equity

Current Liabilities

Total current liabilities	-

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding	1,000
Additional paid-in capital	49,000
Deficit accumulated during the development stage	(26,760)

Total stockholders' equity	23,240

Total liabilities and stockholders' equity	$23,240

See accompanying notes to unaudited financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2006	For the Period From June 19, 2006 (Inception) to September 30, 2006
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating expenses
General and administrative	21,760	26,760

Total operating expenses	21,760	26,760

Loss from operations	(21,760)	(26,760)

Other income (expense)	-	-

Net loss	$(21,760)	$(26,760)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares
outstanding - basic and diluted	1,000,000	1,000,000

See accompanying notes to unaudited financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period From June 19, 2006 (Inception) to September 30, 2006
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated during the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balances at June 19, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on June 19, 2006 at $0.05 per share	1,000,000	1,000	49,000	-	50,000

Net loss	-	-	-	(26,760)	(26,760)

Balances at September 30, 2006	1,000,000	$1,000	$49,000	$(26,760)	$23,240

See accompanying notes to unaudited financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

For the Period
From June 19, 2006
(Inception) to
September 30, 2006
(Unaudited)
Cash Flows From Operating Activities
Net loss	$(26,760)
Adjustments to reconcile net loss to net cash used in
operating activities:	-
Changes in operating assets and liabilities:	-

Net cash used in operating activities	(26,760)

Cash Flows From Financing Activities
Proceeds from sale of common stock	50,000

Net cash provided by financing activities	50,000

Net increase in cash and cash equivalents	23,240

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$23,240

See accompanying notes to unaudited financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements of Wentworth IV, Inc. (the “Company”) are presented in accordance with the requirements for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's initial Financial Statements for The Period From June 19, 2006 (Inception) to July 15, 2006. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the Company's initial Financial Statements for The Period From June 19, 2006 (Inception) to July 15, 2006.

Organization and Business

Wentworth IV, Inc. (a development stage company) was incorporated under the laws of the State of Delaware on June 19, 2006. The Company is a new enterprise in the development stage as defined by Statement of Financial Accounting Standards No. 107, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 107”). The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006
(Unaudited)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by a valuation allowance. State minimum taxes are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Net Loss Per Share

Basic loss per share (EPS) is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Comprehensive Loss

Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months ended September 30, 2006 and For the Period From Inception (June 19, 2006) to September 30, 2006, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the three months ended September 30, 2006 or during the Period From Inception (June 19, 2006) to September 30, 2006.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006
(Unaudited)

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for the Company’s fiscal year beginning January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year- end entities.)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which amends SFAS No. 87, 88, 106, and 132(R).  Post application of SFAS 158, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation.  SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106.  Additionally, the measurement date is to be the date of the employer’s fiscal year-end.  Lastly, SFAS 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations.  SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results of operations, or cash flows.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.	Stockholders’ Equity

In June of 2006, the Company issued 50,000 shares of common stock to Kevin R. Keating, the Company’s sole officer and director, for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $2,500, which was received in July of 2006.

In June of 2006, the Company issued 950,000 shares of common stock to five individuals, all of whom are considered related parties to the Company’s sole officer and director, for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $47,500, which was received in July of 2006.

As of September 30, 2006, there were 1,000,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

There were no outstanding options or warrants at September 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending September 30, 2006 the Company had no activities that produced revenues from operations.

For the three months ending September 30, 2006, the Company had a net loss of $(21,760), exclusively comprised of general and administrative expenses related to professional fees paid to attorneys and accountants for the initial filing of the Company’s Registration Statement on Form 10-SB in August of 2006.

Liquidity and Capital Resources

As of September 30, 2006, the Company had assets equal to $23,240, comprised exclusively of cash.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the period from June 19, 2006 (Inception) to September 30, 2006

Operating activities	$(26,760)
Investing activities	-
Financing activities	$50,000

Net effect on cash	$23,240

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i)    filing of Exchange Act reports, and

(ii)    costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since we filed our Registration Statement on Form 10-SB, Kevin R. Keating, our sole officer and director, has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 19, 2006, the Company issued 500,000 shares of its common stock, par value $.001 per share (the “Common Stock”) to Timothy J. Keating for cash consideration of $.05 per share and 300,000 shares of Common Stock to Luca Toscani for cash consideration of $.05 per share, for an aggregate investment of $25,000 and $15,000, respectively. Also on June 19, 2006, the Company issued 50,000 shares of Common Stock to each of Margie L. Blackwell, Kyle L. Rogers, Kevin R. Keating and Michael J. Keating for cash consideration of $.05 per share, for an aggregate investment of $2,500, $2,500, $2,500 and $2,500, respectively. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws 12

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 17, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 22, 2006	WENTWORTH IV, INC.

	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating Title: President