Form 10QSB
period 2007-06-30
WENTWORTH IV INC
filed 2007-08-03
CIK 1372980

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $0.001 per share, outstanding as of August 3, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

WENTWORTH IV, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Condensed Financial Statements	F-1

Condensed Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	F-2

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2007 (Unaudited) and for the Cumulative Period from June 19, 2006 (Inception) to June 30, 2007 (Unaudited)	F-3

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from June 19, 2006 (Inception) to June 30, 2007 (Unaudited)	F-4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 (Unaudited) and for the Cumulative Period from June 19, 2006 (Inception) to June 30, 2007 (Unaudited)	F-5

Notes to Condensed Financial Statements (unaudited)	F-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	4

Signatures	5

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Wentworth IV, Inc. (“we”, “us”, “our” or the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Wentworth IV, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$8,119	$1,454

Total current assets	8,119	11,454

Total assets	$8,119	$11,454

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$7,890	$-
Accrued expenses	14,125	2,169

Total current liabilities	22,015	2,169

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	49,000	49,000
(Deficit) accumulated during the development stage	(63,896)	(40,715)

Total stockholders' equity (deficit)	(13,896)	9,285

Total liabilities and stockholders' equity (deficit)	$8,119	$11,454

The accompanying notes are an integral part of these condensed financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Condensed Statements of Operations

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Cumulative Period From June 19, 2006 (Inception) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-

Operating expenses
General and administrative	11,217	23,181	63,896

Total operating expenses	11,217	23,181	63,896

Loss from operations	(11,217)	(23,181)	(63,896)

Other income (expense)	-	-	-

Net (loss)	$(11,217)	$(23,181)	$(63,896)

Net (loss) per share - basic and diluted	$(.01)	$(.02)

Weighted average number of shares outstanding - basic and diluted	1,000,000	1,000,000

The accompanying notes are an integral part of these condensed financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period from June 19, 2006 (Inception) to June 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at June 19, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on June 19, 2006 at $0.05 per share	1,000,000	1,000	49,000	-	50,000
Net (loss)	-	-	-	(40,715)	(40,715)

Balances at December 31, 2006	1,000,000	$1,000	$49,000	$(40,715)	$9,285

Net (loss)	-	-	-	(11,964)	(11,964)

Balances at March 31, 2007	1,000,000	$1,000	$49,000	$(52,679)	$(2,679)

Issuance of common stock on June 27, 2007 at $0.05 per share	900,000	900	44,100	-	45,000
Repurchase and cancellation of common stock on June 27, 2007 at $0.05 per share	(900,000)	(900)	(44,100)	-	(45,000)
Net (loss)	-	-	-	(11,217)	(11,217)

Balances at June 30, 2007	1,000,000	$1,000	$49,000	$(63,896)	$(13,896)

The accompanying notes are an integral part of these condensed financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
	Six Months Ended June 30, 2007	Cumulative Period From June 19, 2006 (Inception) to June 30, 2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(23,181)	$(63,896)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable	7,890	7,890
Accrued expenses	11,956	14,125

Net cash (used in) operating activities	(3,335)	(41,881)

Cash Flows From Financing Activities
Proceeds from sales of common stock	45,000	95,000
Repurchase and cancellation of common stock	(45,000)	(45,000)

Net cash provided by financing activities	-	50,000

Net increase (decrease) in cash	(3,335)	8,119

Cash and cash equivalents, beginning of period	11,454	-

Cash and cash equivalents, end of period	$8,119	$8,119

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for The Cumulative Period From June 19, 2006 (Inception) to December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the Cumulative Period From Inception (June 19, 2006) to June 30, 2007, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the Cumulative Period From Inception (June 19, 2006) to June 30, 2007.

Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results of operations, or cash flows.

3.	Stockholders’ Equity (Deficit)

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. At June 30, 2007, there were 1,000,000 shares of common stock outstanding and no shares of preferred stock issued or outstanding.

In June 2006, the Company issued 50,000 shares of common stock to Kevin R. Keating, the Company’s sole officer and director, for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $2,500.

In June 2006, the Company issued 950,000 shares of common stock to five individuals, all of whom are considered related parties to the Company’s sole officer and director, for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $47,500.

In June 2007, the Company issued 900,000 shares of common stock to Keating Investments, LLC (“Keating Investments”), a related party to the Company’s sole officer and director, for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $45,000.

In June 2007, using the proceeds raised from the issuance of 900,000 shares of common stock to Keating Investments, the Company repurchased and cancelled an aggregate of 900,000 shares of common stock from four individuals, all of whom are considered related parties to the Company’s sole officer and director, for cash consideration of $0.05 per share and an aggregate purchase price of $45,000.

4.	Related Party Transactions

For the period from June 19, 2006 (Inception) to December 31, 2006, Vero Management, LLC (“Vero”) provided the Company with certain managerial and administrative support services at no charge. Such services were determined to be insignificant in 2006. Kevin R. Keating, the Company’s sole officer and director, is also the manager of Vero.

On January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three and six months ended June 30, 2007, the Company recorded $3,000 and $6,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statements of operations.

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

Results of Operations

For the three and six months ending June 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ending June 30, 2007, the Company had a net loss of $(11,217), comprised of (a) legal, accounting, audit and other professional service fees of $(4,008) incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 filed in May of 2007, (b) legal and other professional service fees of $(3,390) incurred in relation to the issuance and reacquisition of shares of the Company’s common stock in June of 2007, (c) management fees of $(3,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (d) other miscellaneous operating expenses of $(819).

For the six months ending June 30, 2007, the Company had a net loss of $(23,181), comprised of (a) legal, accounting, audit and other professional service fees of $(12,972) incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed in March of 2007 and Quarterly Report on Form 10-QSB for the period ended March 31, 2007 filed in May of 2007, (b) legal and other professional service fees of $(3,390) incurred in relation to the issuance and reacquisition of shares of the Company’s common stock in June of 2007, (c) management fees of $(6,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (d) other miscellaneous operating expenses of $(819).

Liquidity and Capital Resources

As of June 30, 2007, the Company had assets equal to $8,119, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of June 30, 2007 totaled $22,015, comprised exclusively of accounts payable and accrued expenses.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:
	Six Months Ended June 30, 2007	Cumulative Period From June 19, 2006 (Inception) to June 30, 2007
Net cash used in operating activities	$(3,335)	$(41,881)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	$50,000

Net effect on cash	$(3,335)	$8,119

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

(ii) consummating an acquisition.

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

Since we filed our Registration Statement on Form 10-SB, Kevin R. Keating, our sole officer and director, has had limited contact or discussions with representatives of other entities regarding a business combination with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 27, 2007, the Company sold 900,000 shares of common stock, par value $0.001 per share (the “Common Stock”) to Keating Investments, LLC (“Keating Investments”), a Delaware limited liability company and an SEC Registered Investment Advisor. The Company sold such shares of Common Stock, representing 90% of the Company’s issued and outstanding shares of Common Stock, to Keating Investments for an aggregate purchase price equal to $45,000 and pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and Keating Investments, a copy of which is attached hereto as Exhibit 10.1 (the “Sale of Stock”). Keating Investments paid for the shares of Common Stock out of its working capital. The Company consummated the Sale of Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). As of the date hereof, the Company has 1,000,000 shares of Common Stock issued and outstanding.

The purchaser represented in writing that it acquired the securities for its own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On April 2, 2007, the Company dismissed Raich Ende Malter & Co. LLP as its independent registered public accounting firm. On April 4, 2007, the Company engaged Gordon, Hughes & Banks, LLP as its new independent registered public accounting firm. The letter from Raich Ende Malter & Co. LLP to the U.S. Securities and Exchange Commission (the “SEC”) is attached hereto as Exhibit 16.1.

Effective June 19, 2007, the Company engaged Computershare, Inc. and its fully owned subsidiary Computershare Trust Company, N.A. as its stock transfer agent. The Company had previously reported that Corporate Stock Transfer, Inc. (“CST”) served as its stock transfer agent; however, CST was never officially engaged by the Company and did not perform any services for the Company in such capacity.

On June 27, 2007, the Company redeemed and cancelled an aggregate of 900,000 shares of its Common Stock from Timothy J. Keating, Luca Toscani, Margie L. Blackwell and Kyle L. Rogers (each a “Selling Stockholder” and collectively, the “Selling Stockholders”), for an aggregate purchase price equal to $45,000 (the “Redemption and Cancellation”) and pursuant to the terms and conditions contained in that certain redemption agreement (the “Redemption Agreement”). Upon consummation of the Redemption and Cancellation, the Selling Stockholders were no longer stockholders of the Company. The description of the Redemption Agreement is a summary and is qualified in its entirety by the provisions of the Redemption Agreement, a copy of which is attached hereto as Exhibit 10.2.

As a result of the Redemption and Cancellation and Sale of Stock, the Company effected a change in control, with Keating Investments acquiring 90% of the outstanding shares of Common Stock and control of the Company. The Redemption and Cancellation, Sale of Stock and change in control were disclosed in a Current Report on Form 8-K filed with the SEC on June 27, 2007.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 19, 2006.

*3.2	By-laws.

**10.1	Common Stock Purchase Agreement, dated June 27, 2007.

**10.2	Redemption Agreement, dated June 27, 2007.

***16.1	Letter from Raich Ende Malter & Co. LLP regarding its dismissal as the Company’s independent registered public accountant, dated April 5, 2007.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 17, 2006, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2007	WENTWORTH IV, INC.

	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating Title: President