Form 10QSB
period 2007-09-30
WENTWORTH IV INC
filed 2007-11-13
CIK 1372980

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-52189

Wentworth IV, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

14-1968081
(I.R.S. Employer Identification Number)

936A Beachland Blvd., Suite 13, Vero Beach, FL 32963
(Address of Principal Offices)

(772) 231-7544
(Issuer’s Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,500,000 shares of common stock, par value $.001 per share, outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

WENTWORTH IV, INC.

- INDEX -
Page
PART I – FINANCIAL INFORMATION:

Item 1. Condensed Financial Statements	3

Condensed Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	4

Condensed Statements of Operations for the Three Months Ended September 30, 2007 and 2006 (Unaudited), the Nine Months Ended September 30, 2007 (Unaudited), the Period from June 19, 2006 (Inception) to September 30, 2006 (Unaudited) and for the Cumulative Period from June 19, 2006 (Inception) to September 30, 2007 (Unaudited)	5

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from June 19, 2006 (Inception) to September 30, 2007 (Unaudited)	6

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 (Unaudited), the Period from June 19, 2006 (Inception) to September 30, 2006 (Unaudited) and for the Cumulative Period from June 19, 2006 (Inception) to September 30, 2007 (Unaudited)	7

Notes to Condensed Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

PART I – FINANCIAL INFORMATION

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

Wentworth IV, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$30,218	$11,454

Total current assets	30,218	11,454

Total assets	$30,218	$11,454

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$757	$-
Accrued expenses	19,000	2,169
Note payable and accrued interest due to related party	7,571	-

Total current liabilities	27,328	2,169

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 1,500,000 and 1,000,000 shares issued and outstanding, respectively	1,500	1,000
Additional paid-in capital	73,500	49,000
(Deficit) accumulated during the development stage	(72,110)	(40,715)

Total stockholders' equity	2,890	9,285

Total liabilities and stockholders' equity	$30,218	$11,454

The accompanying notes are an integral part of these condensed financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Condensed Statements of Operations

					Cumulative
			Nine Months	Period From	Period From
	Three Months Ended		Ended	June 19, 2006	June 19, 2006
	September 30,		September 30,	(Inception) To	(Inception) To
	2007	2006	2007	September 30, 2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	8,143	21,760	31,324	26,760	72,039

Total operating expenses	8,143	21,760	31,324	26,760	72,039

Loss from operations	(8,143)	(21,760)	(31,324)	(26,760)	(72,039)

Other income (expense)
Interest expense	(71)	-	(71)	-	(71)

Net (loss)	$(8,214)	$(21,760)	$(31,395)	$(26,760)	$(72,110)

Net (loss) per share - basic and diluted	$(.01)	$(.02)	$(.03)	$(.03)

Weighted average number of shares of outstanding - basic and diluted	1,070,652	1,000,000	1,023,810	1,000,000

The accompanying notes are an integral part of these condensed financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period from June 19, 2006 (Inception) to September 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at June 19, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on June 19, 2006 at $0.05 per share	1,000,000	1,000	49,000	-	50,000
Net (loss)	-	-	-	(40,715)	(40,715)

Balances at December 31, 2006	1,000,000	$1,000	$49,000	$(40,715)	$9,285

Issuance of common stock on June 27, 2007 at $0.05 per share	900,000	900	44,100	-	45,000
Repurchase and cancellation of common stock on June 27, 2007 at $0.05 per share	(900,000)	(900)	(44,100)	-	(45,000)
Issuance of common stock on September 18, 2007 at $0.05 per share	500,000	500	24,500	-	25,000
Net (loss)	-	-	-	(31,395)	(31,395)

Balances at September 30, 2007	1,500,000	$1,500	$73,500	$(72,110)	$2,890

The accompanying notes are an integral part of these condensed financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

		Period	Cumulative Period
		From June 19, 2006	From June 19, 2006
	Nine Months Ended	(Inception) to	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net (loss)	$(31,395)	$(26,760)	$(72,110)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable	757	-	757
Accrued expenses	16,831	-	19,000
Accrued interest due to related party	71	-	71

Net cash (used in) operating activities	(13,736)	(26,760)	(52,282)

Cash Flows From Financing Activities

Proceeds from issuance of note payable to related party	7,500	-	7,500
Proceeds from issuance of common stock	70,000	50,000	120,000
Repurchase and cancellation of common stock	(45,000)	-	(45,000)

Net cash provided by financing activities	32,500	50,000	82,500

Net increase (decrease) in cash	18,764	23,240	30,218

Cash and cash equivalents, beginning of period	11,454	-	-

Cash and cash equivalents, end of period	$30,218	$23,240	$30,218

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the cumulative period From June 19, 2006 (Inception) to December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007

Fair Value of Financial Instruments
The Company's financial instruments include accounts payable, accrued expenses and notes payable to related parties. The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the Cumulative Period From Inception (June 19, 2006) to September 30, 2007, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the Cumulative Period From Inception (June 19, 2006) to September 30, 2007.

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
September 30, 2007

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results of operations, or cash flows.

3.	Stockholders’ Equity

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. At September 30, 2007, there were 1,500,000 shares of common stock outstanding and no shares of preferred stock issued or outstanding.

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

In September 2007, the Company issued 500,000 shares of common stock to a third party affiliated with Keating Investments, for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $25,000.

The above shares of Common Stock issued to Kevin R. Keating, Keating Investments and the third party affiliated with Keating Investments were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933. As a result, such shares are restricted shares where each holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption there from.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007

Registration Rights
In September 2007, the Company granted demand and piggyback registration rights to its current stockholders (the “Stockholders”) pursuant to the terms and conditions of a registration rights agreement (the “Registration Rights Agreement”).

Pursuant to the Registration Rights Agreement, commencing on the date that is thirty days after the date the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction (a “Reverse Merger”), the Stockholders shall each have a separate one-time right to request the Company to register for resale the shares of common stock, (the “Common Stock”) held by such persons. The Company is required to cause the registration statement filed as a result of such requests to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”) as promptly as possible after filing and must keep the registration statement continuously effective under the Securities Act until the earlier of (i) two years after its effective date, (ii) such time as all of the shares of Common Stock covered by such registration statement have been publicly sold by the Stockholders, or (iii) such time as all of the shares of Common Stock covered by such registration statement may be sold by the Stockholders pursuant to Rule 144(k).

The registration rights granted to the Stockholders shall terminate on the earliest date when all shares of Common Stock of the Stockholders either: (i) have been publicly sold by the Stockholders pursuant to a registration statement, (ii) have been covered by an effective registration statement which has been effective for an aggregate period of twelve months (whether or not consecutive), or (iii) may be sold by the Stockholders pursuant to Rule 144(k), or Rule 144 without regard to the volume limitations for sales as provided under Rule 144.

The Registration Rights Agreement provides for penalties in the event the Company does not file a registration statement pursuant to the terms set forth therein or fails to act in certain other respects prescribed in the Registration Rights Agreement (an “Event”). On the date of an Event and on each monthly anniversary of each Event (if the Event has not been cured), the Company is required to pay to each Stockholder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.5% of the value of such unregistered shares of Common Stock as of the date of the Reverse Merger, as determined by the Board of Directors of the Company based on the offering price of securities sold by the Company in a securities offering consummated simultaneously with the Reverse Merger or, if no such securities offering has occurred, in good faith by the Board of Directors (the “Value”) for any unregistered shares of Common Stock then held by such Stockholder. The maximum aggregate liquidated damages payable to any Stockholder by the Company is capped at 15% of the Value.

Additionally, if within 12 months after closing of a Reverse Merger, registration statements covering all of the shares of Common Stock are not effective, the Stockholders will each have an option to require the Company to repurchase all of the Stockholder’s shares of Common Stock for an amount equal to the Value.

The Company is accounting for the registration rights and related penalty provisions in accordance with FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). Accordingly, as the registration rights are only exercisable if the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction, any potential penalties associated with such registration rights (that would require the Company to make future payments or otherwise transfer consideration to the Stockholders) are not currently probable or estimable and therefore no amounts have been recognized for such contingent obligations in the accompanying balance sheets or statements of operations.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007

4.	Related Party Transactions

Note Payable
In August 2007, the Company borrowed $7,500 from Vero Management, LLC (“Vero”) under an unsecured promissory note bearing interest at 8.25% per annum, with principal and interest due and payable upon demand. Kevin R. Keating, the Company’s sole officer and director, is also the manager of Vero.

For the three and nine months ended September 30, 2007, the Company recognized $71 of interest expense in relation to this outstanding related party note payable.

Management Agreement
For the period from June 19, 2006 (Inception) to December 31, 2006, Vero provided the Company with certain managerial and administrative support services at no charge. Such services were determined to be insignificant in 2006.

On January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three and nine months ended September 30, 2007, the Company recorded $3,000 and $9,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Wentworth IV, Inc. (“we”, “us”, “our” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three and nine months ending September 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ending September 30, 2007, the Company had a net loss of $(8,214), comprised of (a) legal, accounting, audit and other professional service fees of $(5,143) incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed in August of 2007, (b) management fees of $(3,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (“Vero”), and (c) interest expense on outstanding notes payable of $(71).

For the three months ending September 30, 2006, the Company had a net loss of $(21,760), comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in August of 2006.

For the nine months ending September 30, 2007, the Company had a net loss of $(31,395), comprised of (a) legal, accounting, audit and other professional service fees of $(22,005) incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed in March of 2007, Quarterly Report on Form 10-QSB for the period ended March 31, 2007 filed in May of 2007 and Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed in August of 2007, (b) management fees of $(9,000) incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) other miscellaneous operating expenses of $(319), and (d) interest expense on outstanding notes payable of $(71).

For the Period from June 19, 2006 (Inception) to September 30, 2006, the Company had a net loss of $(26,760), comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in August of 2006.

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets equal to $30,218, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of September 30, 2007 totaled $27,328, comprised of $757 of accounts payable, $19,000 of accrued expenses and $7,571 of notes payable and accrued interest due to related parties.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

		Cumulative Period From
	Nine months Ended	June 19, 2006 (Inception) to
	September 30, 2007	September 30, 2007
Net cash used in operating activities	$(13,736)	$(52,282)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$32,500	$82,500
Net effect on cash	$18,764	$30,218

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

During the next twelve months we anticipate incurring costs related to:

(i) filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
(ii) consummating an acquisition.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies

The Company’s financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for the Company include accounting for registration payment arrangements.

FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

The Company’s stockholders have been granted certain registration rights in accordance with the terms of a Registration Rights Agreement that specifies and provides for penalties in the event the Company does not file a registration statement pursuant to the terms set forth therein or fails to act in certain other respects prescribed in the Registration Rights Agreement. The Company accounts for these registration rights and related penalty provisions in accordance with FSP EITF 00-19-2. The calculation of penalties and the determination of when to record such penalties involves significant judgment by management.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 18, 2007, the Company sold 500,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) to Brian Cooke. The Company sold such shares of Common Stock, representing 33.33% of the Company’s issued and outstanding shares of Common Stock, to Brian Cooke for an aggregate purchase price equal to $25,000 and pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and Brian Cooke, a copy of which is attached hereto as Exhibit 10.1 (the “Sale of Stock”). The Company consummated the Sale of Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). As of the date hereof, the Company has 1,500,000 shares of Common Stock issued and outstanding.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On August 15, 2007, the Company issued one 8.25% promissory note payable for $7,500, to Vero (the “Note”), pursuant to which the Company agreed to repay Vero on such date that Vero, by delivery of written notice to the Company, demands. Interest shall accrue on the outstanding principal balance of the Note on the basis of a 360-day year daily from the date the Company receives the funds, until paid in full at the rate of eight and one quarter percent (8.25%) per annum. A copy of the Note is attached hereto as Exhibit 4.1.

On September 18, 2007, the Company offered certain registration rights to its stockholders (including Mr. Brian Cooke for such purpose), pursuant to the terms and conditions contained in that certain registration rights agreement, a copy of which is attached hereto as Exhibit 10.2 (the “Registration Rights Agreement”). A description of the Registration Rights Agreement is contained in our Current Report on Form 8-K filed with the SEC on September 24, 2007.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 19, 2006.

*3.2	By-laws.

4.1	Promissory Note issued to Vero Management, LLC, dated August 15, 2007

**10.1	Common Stock Purchase Agreement by and between the Company and Brian Cooke, dated September 18, 2007.

**10.2	Registration Rights Agreement, dated September 18, 2007.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 17, 2006, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2007	WENTWORTH IV, INC.

	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating
Title: President