Form 10KSB
period 2007-12-31
WENTWORTH IV INC
filed 2008-03-31
CIK 1372980

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52189

Wentworth IV, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14-1968081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 Lakeview Way Vero Beach, FL	32963
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(772) 231-7544

Former name, address and former fiscal year, if changed since last report:
936A Beachland Blvd., Suite 13
Vero Beach, FL 32963

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

The Company’s revenues for fiscal year ended December 31, 2007 were $0.

As of March 31, 2008, there were 1,500,000 shares of common stock outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No. ☒

PART I

Item 1. Description of Business.

Introduction

Wentworth IV, Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware on June 19, 2006 and maintains its principal executive offices at 190 Lakeview Way, Vero Beach, Florida 32963. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on August 17, 2006, and since its effectiveness, the Company has begun efforts to identify a possible business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Proposed Merger

On January 25, 2008, the Company entered into a letter of intent (the “Letter of Intent”) with Planet Beach Franchising Corporation (“Planet Beach”), pursuant to which the Company intends to combine with Planet Beach where Planet Beach will be the surviving entity after such merger (the “Merger”). There can be no assurances that the Merger or any similar transaction contemplated under the terms of the Letter of Intent will ever be consummated.

Competition

In the event the Merger is not consummated, the Company will continue to seek a potential business combination with a private company seeking the perceived advantages of being a publicly held corporation. The Company will face vast competition from other shell companies with the same objectives. The Company will be in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We have no employees other than our management who devotes only a limited amount of time to our business.

Risk Factors
You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management is currently involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Additionally, we contemplate that at least one of the finders of business combinations for the Company will be Keating Investments, LLC, a Delaware limited liability company, a SEC Registered Investment Advisor, and our principal stockholder (“Keating Investments”). Timothy J. Keating, who is the son of Kevin R. Keating, our President, is the Managing Member of, and holds approximately a 60% interest in, Keating Investments, LLC.

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of the Merger or some other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate the Merger or a business combination with a profitable business. We cannot assure you that we will consummate the Merger or, in the event we do not, that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

Since inception (June 19, 2006) through December 31, 2007, we have incurred a net loss of $81,365. We expect that we will incur losses at least until we complete the Merger or some other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete the Merger or other business combination with an operating business or that we will ever be profitable.

The Company has an existing Letter of Intent to effect the Merger; however, there can be no assurance that such Merger is consummated.

On January 25, 2008, we entered into the Letter of Intent with Planet Beach. While we are seeking to consummate the Merger in the second fiscal quarter of 2008, we can provide no assurance that the Merger will close at that time or at any time thereafter.

In the event the Merger is not consummated, the Company will resume its efforts in locating a private company with which it may merge.

If we do not consummate the Merger, we can provide no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete the Merger of some other business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

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

We may not be able to structure the Merger or our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of the common stock, par value $0.001 per share (the “Common Stock”). No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

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

Our stockholders may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the SEC’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholders. Since February 15, 2008, all holders of shares of common stock of a “shell company” have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

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

Since shares of our Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 5,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholder. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase their shares of Common Stock. As a result of such transaction, our management, stockholders and Board of Directors may change.

Our Board of Directors has the power to issue shares of Preferred Stock with certain rights without stockholder approval.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

Item 2. Description of Property.

Effective January 1, 2007, the Company entered into a management agreement with Vero Management, L.L.C., a Delaware limited liability company (“Vero”), pursuant to which Vero shall provide office space, located at 190 Lakeview Way, Vero Beach, FL 32963, and other services for a fixed monthly fee of $1,000 for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Kevin R. Keating, the sole officer and director of the Company, owns and controls Vero.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of March 31, 2008, there were four holders of record of our Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On June 27, 2007, the Company sold an aggregate of 900,000 shares of Common Stock to Keating Investments for an aggregate purchase price equal to $45,000, pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and Keating Investments, a copy of which is attached hereto as Exhibit 10.2 (the “Keating Investments Sale of Stock”). The Company consummated the Keating Investments Sale of Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On September 18, 2007, the Company sold an aggregate of 500,000 shares of Common Stock to Brian Cooke for an aggregate purchase price equal to $25,000, pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and Brian Cooke, a copy of which is attached hereto as Exhibit 10.3 (the “Cooke Sale of Stock”). The Company consummated the Cooke Sale of Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

The Company did not sell any equity securities that were not registered under the Securities Act during the fiscal quarter ended December 31, 2007.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Redemption

On June 27, 2007, the Company redeemed and cancelled an aggregate of 900,000 shares of Common Stock from four stockholders (the “Selling Stockholders”) for an aggregate purchase price equal to $45,000 (the “Redemption and Cancellation”), pursuant to the terms and conditions contained in that certain redemption agreement (the “Redemption Agreement”). Upon consummation of the Redemption and Cancellation, the Selling Stockholders were no longer stockholders of the Company. The description of the Redemption Agreement is a summary and is qualified in its entirety by the provisions of the Redemption Agreement, a copy of which is attached hereto as Exhibit 10.1.

Registration Rights

On September 18, 2007, the Company granted certain demand and piggyback registration rights to its stockholders pursuant to the terms and conditions contained in that certain registration rights agreement (the “Registration Rights Agreement”). The foregoing description of the Registration Rights Agreement is a summary and is qualified in its entirety by the provisions of the Redemption Agreement, a copy of which is attached hereto as Exhibit 4.1.

Pursuant to the Registration Rights Agreement, commencing on the date that is thirty days after the date the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction, stockholders shall each have a separate one-time right to request the Company to register for resale the shares of the Common Stock held by such persons. The Company is required to cause the registration statement filed as a result of such requests to be declared effective under the Securities Act as promptly as possible after filing and must keep the registration statement continuously effective under the Securities Act until the earlier of (i) two years after its effective date, (ii) such time as all of the shares of Common Stock covered by such registration statement have been publicly sold by the Stockholders, or (iii) such time as all of the shares of Common Stock covered by such registration statement may be sold by the Stockholders pursuant to Rule 144(k). The Registration Rights Agreement provides for penalties in the event the Company does not file a registration statement pursuant to the terms set forth therein or fails to act in certain other respects prescribed in the Registration Rights Agreement.

The registration rights granted to stockholders shall terminate on the earliest date when all shares of Common Stock of the stockholders either: (i) have been publicly sold by the stockholders pursuant to a registration statement, (ii) have been covered by an effective registration statement which has been effective for an aggregate period of twelve months (whether or not consecutive), or (iii) may be sold by the Stockholders pursuant to Rule 144(k), or Rule 144 without regard to the volume limitations for sales as provided under Rule 144.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

For the year ended December 31, 2007 the Company had no activities that produced revenues from operations.

For the year ended December 31, 2007, the Company had a net loss of $(40,650), comprised of (a) legal, accounting, audit and other professional service fees of $(25,829) incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed in March of 2007, Quarterly Report on Form 10-QSB for the period ended March 31, 2007 filed in May of 2007, Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed in August of 2007, and the Quarterly Report on Form 10-QSB for the period ended September 30, 2007 filed in November of 2007, (b) management fees of $(12,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (“Vero”), (c) transfer agent fees $(1,750), (d) interest expense on outstanding notes payable of $(227) and (e) other miscellaneous operating expenses of $(844).

For the Period from June 19, 2006 (Inception) to December 31, 2006, the Company had a net loss of $(40,715), comprised of (a) legal, accounting, audit and other professional service fees of $(39,339) incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed in August of 2006 and the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006 filed in November of 2006, and (b) other miscellaneous operating expenses of $(1,376).

Liquidity and Capital Resources

As of December 31, 2007, the Company had assets equal to $18,512, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of December 31, 2007 totaled $24,877, comprised of $17,150 of accrued expenses and $7,727 of notes payable and accrued interest due to related parties.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Year Ended December 31, 2007	Cumulative Period From June 19, 2006 (Inception) to December 31, 2007
Net cash used in operating activities	$(25,442)	$(63,988)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$32,500	$82,500

Net effect on cash	$7,058	$18,512

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

Item 7. Financial Statements.

Wentworth IV, Inc.
(A Development Stage Company)
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1

Report of Previous Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2007 and 2006	F-3

Statements of Operations for the Year Ended December 31, 2007, for the Period from June 19, 2006 (Inception) to December 31, 2006 and for the Cumulative Period from June 19, 2006 (Inception) to December 31, 2007
F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from June 19, 2006 (Inception) to December 31, 2007	F-5

Statements of Cash Flows for the Year Ended December 31, 2007, for the Period from June 19, 2006 (Inception) to December 31, 2006 and for the Cumulative Period from June 19, 2006 (Inception) to December 31, 2007
F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Director
Wentworth IV, Inc. (a development stage company)
Vero Beach, Florida

We have audited the accompanying balance sheet of Wentworth IV, Inc. (a company in the development stage - the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007 and the cumulative period from June 19, 2006 (inception) to December 31, 2007. We did not audit the cumulative period from June 19, 2006 (inception) to December 31, 2006. Those amounts were audited by other auditors, whose report dated March 28, 2007 has been furnished to us, and our opinion, insofar as it relates to the cumulative amounts from June 19, 2006 (inception) to December 31, 2006, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wentworth IV, Inc. (a development stage company) as of December 31, 2007, and the results of its operations and its cash flows for the year then ended and the cumulative period from June 19, 2006 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Wentworth IV, Inc. will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. As discussed in Note 1, certain factors indicate substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
March 27, 2008

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

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP
East Meadow, New York
March 19, 2007

Wentworth IV, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2007	December 31, 2006

Assets

Current assets
Cash and cash equivalents	$18,512	$11,454

Total current assets	18,512	11,454

Total assets	$18,512	$11,454

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	$17,150	$2,169
Note payable and accrued interest due to related party	7,727	-

Total current liabilities	24,877	2,169

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 1,500,000 and 1,000,000 shares issued and outstanding, respectively	1,500	1,000
Additional paid-in capital	73,500	49,000
(Deficit) accumulated during the development stage	(81,365)	(40,715)

Total stockholders' equity (deficit)	(6,365)	9,285

Total liabilities and stockholders' equity (deficit)	$18,512	$11,454

See accompanying notes to financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended December 31, 2007	Period From June 19, 2006 (Inception) To December 31, 2006	Cumulative Period From June 19, 2006 (Inception) To December 31, 2007

Revenue	$-	$-	$-

Operating expenses General and administrative	40,423	40,715	81,138

Total operating expenses	40,423	40,715	81,138

Loss from operations	(40,423)	(40,715)	(81,138)

Other income (expense)
Interest expense	(227)	-	(227)

Net (loss)	$(40,650)	$(40,715)	$(81,365)

Net (loss) per share - basic and diluted	$(.04)	$(.04)

Weighted average number of shares of outstanding - basic and diluted	1,143,836	1,000,000

See accompanying notes to financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the Cumulative Period From June 19, 2006 (Inception) to December 31, 2007

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at June 19, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on June 19, 2006 at $0.05 per share	1,000,000	1,000	49,000	-	50,000
Net (loss)	-	-	-	(40,715)	(40,715)

Balances at December 31, 2006	1,000,000	$1,000	$49,000	$(40,715)	$9,285

Issuance of common stock on June 27, 2007 at $0.05 per share	900,000	900	44,100	-	45,000
Repurchase and cancellation of common stock on June 27, 2007 at $0.05 per share	(900,000)	(900)	(44,100)	-	(45,000)
Issuance of common stock on September 18, 2007 at $0.05 per share	500,000	500	24,500	-	25,000
Net (loss)	-	-	-	(40,650)	(40,650)

Balances at December 31, 2007	1,500,000	$1,500	$73,500	$(81,365)	$(6,365)

See accompanying notes to financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31, 2007	Period From June 19, 2006 (Inception) to December 31, 2006	Cumulative Period From June 19, 2006 (Inception) to December 31, 2007

Cash Flows From Operating Activities
Net (loss)	$(40,650)	$(40,715)	$(81,365)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Accrued expenses	14,981	2,169	17,150
Accrued interest due to related party	227	-	227

Net cash (used in) operating activities	(25,442)	(38,546)	(63,988)

Cash Flows From Financing Activities
Proceeds from issuance of note payable to related party	7,500	-	7,500
Proceeds from issuance of common stock	70,000	50,000	120,000
Repurchase and cancellation of common stock	(45,000)	-	(45,000)

Net cash provided by financing activities	32,500	50,000	82,500

Net increase (decrease) in cash	7,058	11,454	18,512

Cash and cash equivalents, beginning of period	11,454	-	-

Cash and cash equivalents, end of period	$18,512	$11,454	$18,512

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$-

See accompanying notes to financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

1.	Organization

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

Going Concern
Since its inception, the Company has generated no revenues and has incurred a net loss of $81,365. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments
The Company's financial instruments include cash and cash equivalents, accrued expenses and notes payable to related parties. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the Cumulative Period From Inception (June 19, 2006) to December 31, 2007, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the Cumulative Period From Inception (June 19, 2006) to December 31, 2007.

Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

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

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

In December 2007, the FASB issued SFAS No. 141 (revised December 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires non-controlling interests to be treated as a separate component of equity, rather than a liability or other item outside of equity. This statement also requires the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the income statement. Changes in a parent’s ownership interest, as long as the parent retains a controlling financial interest, must be accounted for as equity transactions, and should a parent cease to have a controlling financial interest, SFAS 160 requires the parent to recognize a gain or loss in net income. Expanded disclosures in the consolidated financial statements are required by this statement and must clearly identify and distinguish between the interest of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is to be applied prospectively for fiscal years beginning on or after December 15, 2008, with the exception of presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

The adoption of these new Statements, when effective, is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.	Stockholders’ Equity

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. At December 31, 2007, there were 1,500,000 shares of common stock outstanding and no shares of preferred stock issued or outstanding.

In June 2006, the Company issued 50,000 shares of common stock to Kevin R. Keating, the Company’s sole officer and director, for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $2,500.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

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

In September 2007, the Company issued 500,000 shares of common stock to a related party of Keating Investments, for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $25,000.

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

In September 2007, the Company also granted demand and piggyback registration rights to Kevin R. Keating, Keating Investments and the third party affiliated with Keating Investments with respect to the above shares of Common Stock. However, such registration rights are only exercisable if the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction.

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
December 31, 2007

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

For the year ended December 31, 2007, the Company recognized $227 of interest expense in relation to this outstanding related party note payable.

Management Agreement
For the period from June 19, 2006 (Inception) to December 31, 2006, Vero provided the Company with certain managerial and administrative support services at no charge. Such services were determined to be insignificant in 2006.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

On January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the year ended December 31, 2007 and the Cumulative Period since Inception, the Company recognized $12,000 of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations.

5.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006

Assets
Capitalized start-up expenses	$12,205	$6,107
Gross deferred tax asset	12,205	6,107
Valuation allowance	(12,205)	(6,107)
Net deferred tax asset	$-	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes for the cumulative period from June 19, 2006 (Inception) to December 31, 2007 and June 19, 2006 (Inception) to December 31, 2006 as follows:

	December 31, 2007	December 31, 2006

U.S. federal income tax benefit at statutory rate	$(12,205)	$(6,107)
Change in valuation allowance	12,205	6,107
Benefit from income taxes	$-	$-

6.	Subsequent Events

On January 25, 2008, Wentworth IV, Inc. (the “Company” or “Wentworth”) entered into a letter of intent (the “Letter of Intent”) with Planet Beach Franchising Corporation (“Planet Beach”), pursuant to which Planet Beach will acquire Wentworth IV in a merger transaction (“Merger”) where Planet Beach will be the surviving entity after the merger. Pursuant to the Merger, Planet Beach will succeed to the Company’s reporting obligations and become a reporting company under Section 12(g) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”).

Planet Beach Franchising Corporation (“Planet Beach”) is a leading provider of UV therapy and the creators of the full-service Contempo Spa. Planet Beach was founded in New Orleans, LA., in 1995 and currently offers more than 350 worldwide franchise locations. The company provides a wide range of UV wellness and skin care services and offers a number of premium skincare products from its franchise locations. Consistently recognized as one of the fastest growing franchises, Planet Beach has established itself as a dedicated and ambitious provider of full skin-care services.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

The Letter of Intent contemplates that at the closing of the Merger (“Closing”), the existing shareholders of Wentworth (collectively, the “Wentworth Holders”) will receive, in the aggregate, shares of common stock of Planet Beach representing 4.0% of Planet Beach’s total authorized shares (“Merger Shares”). The Merger Shares are to be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (“Securities Act”) and will be restricted securities.

The Letter of Intent further contemplates that, as a condition to the Merger, the Wentworth Holders will be entitled to include the Merger Shares in an S-1 resale registration statement (“Registration Statement”) that is required to be filed by Planet Beach with the Securities and Exchange Commission (“SEC”) the next business day following the Merger.

Those certain binding provisions contained in the Letter of Intent and the Letter of Intent in its entirety may be terminated (i) by mutual written consent of both parties; or (ii) upon written notice by either party to the other if various agreements have not been executed by April 30, 2008, provided, however, that the termination of the binding provisions shall not affect the liability for breach of any of the binding provisions prior to the termination.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 2, 2007, the Company dismissed Raich Ende Malter & Co. LLP (“Raich Ende”) as its independent registered public accounting firm. On April 4, 2007, the Company engaged Gordon, Hughes & Banks, LLP (“Gordon, Hughes & Banks”) as its new independent registered public accounting firm.

Raich Ende furnished the Company with a letter addressed to the SEC regarding the change in the Company’s certifying accountant. A copy of the letter, dated April 5, 2007, is attached hereto as Exhibit 16.1.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities & Exchange Act of 1934 (“Exchange Act”). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Company.

1.  (a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2007:

Name	Age	Position	Term
Kevin R. Keating	66	President, Secretary and Director	June 19, 2006 thru Present

Kevin R. Keating, our President, Secretary, and Director, is the Managing Member of Vero Management, LLC, which provides managerial, administrative, and financial consulting services for micro-cap public companies, including us.  For more than 40 years he has been engaged in various aspects of the investment business.  Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, Mr. Keating was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the investment needs of high net worth individual investors.

Additionally, Mr. Keating currently serves as director of the following companies: 99 Cent Stuff, Inc., Blue Holdings, Inc., DigitalFX International, Inc. and Bonds.com Group, Inc. Mr. Keating serves as the sole officer and director of Frezer, Inc. and Catalyst Lighting Group, Inc., which trade on the OTCBB under the symbols “FREZ.OB.” and “CYSU.OB.,” respectively. Mr. Keating serves as an officer and director of QuikByte Software, Inc.,, which trades on the OTCBB under the symbol “QBYT.OB.” Mr. Keating is also the sole officer and director of Wentworth V, Inc., Wentworth VI, Inc., Wentworth VII, Inc. and Wentworth VIII, Inc., all of which are publicly-reporting, non-trading, blank check, shell companies.

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

We currently contemplate that at least one of the finders of business combinations for the Company will be Keating Investments, LLC, a Delaware limited liability company and an SEC Registered Investment Advisor. Timothy J. Keating, who is the son of Kevin R. Keating, our President, is the Managing Member of, and holds approximately a 60% interest in, Keating Investments, LLC.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

On December 31, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the SEC and others.  A form of the Code of Ethics is attached hereto as Exhibit 14.1. Requests for copies of the Code of Ethics should be sent in writing to Wentworth IV, Inc., Attention: Compliance Officer, 190 Lakeview Way, Vero Beach, Florida 32963.

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

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to the President of the Company for services rendered during the fiscal year ended December 31, 2007.

Name and Position	Year	Total Compensation
Kevin R. Keating, President, Secretary and Director	2007 2006	None None

Director Compensation

We do not currently pay any cash fees to our officers and directors, nor do we pay their expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 31, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Kevin R. Keating (1) 190 Lakeview Way Vero Beach, FL 32963	50,000	3.33%
Brian Cooke 171 West 57th Street, Suite 2C New York, NY 10019	500,000	33.33%
Keating Investments, LLC 5251 DTC Parkway, Suite 1000 Greenwood Village, CO 80111	900,000	60%
All Directors and Officers as a Group (1 individual)	50,000	3.33%

(1)	Kevin R. Keating is the President, Secretary and sole director of the Company.

Item 12. Certain Relationships and Related Transactions.

On August 15, 2007, the Company issued a promissory note, bearing eight and one quarter percent (8.25%) interest annually, in the principal amount of $7,500 to Vero (the “Note”), a copy of which is attached hereto as Exhibit 4.2. The Note and all accrued interest are payable on demand. Kevin R. Keating, the Company’s sole officer and director, is also the manager of Vero.

Effective January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed monthly fee equal to $1,000 (the “Agreement”). The term of the Agreement is 12 months and may be terminated upon written notice by either party at any time. At the end of the initial 12 month term, the Agreement shall continue to remain in effect until terminated in writing by either party. A copy of the Agreement is attached hereto as Exhibit 4.3.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description
*3.1	Certificate of Incorporation.

*3.2	By-laws.

****4.1	Registration Rights Agreement, dated September 18, 2007.

****4.2	Promissory Note issued to Vero Management, LLC, dated August 15, 2007.

*****4.3	Agreement by and between the Company and Vero Management, LLC, dated January 1, 2007

**10.1	Redemption Agreement, dated June 27, 2007.

**10.2	Common Stock Purchase Agreement by and between the Company and Keating Investments, dated June 27, 2007.

***10.3	Common Stock Purchase Agreement by and between the Company and Brian Cooke, dated September 18, 2007.

14.1	Corporate Code of Ethics and Conduct, adopted December 31, 2007.

******16.1	Letter from Raich Ende Malter & Co. LLP regarding change in certifying accountant.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 17, 2006, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2007, and incorporated herein by this reference.

****	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on November 13, 2007, and incorporated herein by this reference.

*****	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 1, 2007, and incorporated herein by this reference.

******	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Raich Ende was the Company’s independent registered public accounting firm from inception (June 19, 2006) through April 2, 2007. On April 2, 2007, the Company dismissed Raich Ende as its independent registered public accounting firm. On April 4, 2007, the Company engaged Gordon, Hughes & Banks as its new independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $16,500 for the fiscal year ended December 31, 2006.

The aggregate fees billed by Gordon, Hughes & Banks for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $13,000 for the fiscal year ended December 31, 2007.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2006.

There were no fees billed by Gordon, Hughes & Banks for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2007.

Tax Fees

There were $500 in fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2006.

There were $2,000 in fees billed by Gordon, Hughes & Banks for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2007.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal year ended December 31, 2006.

There were no fees billed by Gordon, Hughes & Banks for other products and services for the fiscal year ended December 31, 2007.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH IV, INC.

Dated: March 31, 2008	By:	/s/ Kevin R. Keating
Kevin R. Keating
President, Secretary and Director