Form 10-Q
period 2008-03-31
WENTWORTH IV INC
filed 2008-04-30
CIK 1372980

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52189

Wentworth IV, Inc.
(Exact name of registrant as specified in its charter)

Delaware	14-1968081
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

190 Lakeview Way, Vero Beach, Florida 32963
(Address of principal executive offices)

(772) 231-7544
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,500,000 shares of common stock, par value $.001 per share, outstanding as of April 30, 2008.

WENTWORTH IV, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	2

	Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (unaudited) and for the Cumulative Period from June 19, 2006 (Inception) to March 31, 2008 (unaudited)	3

	Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from June 19, 2006 (Inception) to March 31, 2008 (unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (unaudited) and for the Cumulative Period from June 19, 2006 (Inception) to March 31, 2008 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

	Signatures	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-Q (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Wentworth IV, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Wentworth IV, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$7,187	$18,512

Total current assets	7,187	18,512

Total assets	$7,187	$18,512

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$739	$-
Accrued expenses	23,750	17,150
Note payable and accrued interest due to related party	7,883	7,727

Total current liabilities	32,372	24,877

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 1,500,000 shares issued and outstanding	1,500	1,500
Additional paid-in capital	73,500	73,500
(Deficit) accumulated during the development stage	(100,185)	(81,365)

Total stockholders' equity (deficit)	(25,185)	(6,365)

Total liabilities and stockholders' equity (deficit)	$7,187	$18,512

The accompanying notes are an integral part of these financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Statements of Operations

			Cumulative
			Period From
	Three Months Ended		June 19, 2006
	March 31,		(Inception) To
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Operating expenses
General and administrative	18,664	11,964	99,802

Total operating expenses	18,664	11,964	99,802

Loss from operations	(18,664)	(11,964)	(99,802)

Other income (expense)
Interest expense	(156)	-	(383)

Net (loss)	$(18,820)	$(11,964)	$(100,185)

Net (loss) per share - basic and diluted	$(.01)	$(.01)

Weighted average number of shares of outstanding - basic and diluted	1,500,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
for the Cumulative Period From June 19, 2006 (Inception) to March 31, 2008
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at June 19, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on June 19, 2006 at $0.05 per share	1,000,000	1,000	49,000	-	50,000
Net (loss)	-	-	-	(40,715)	(40,715)

Balances at December 31, 2006	1,000,000	1,000	49,000	(40,715)	9,285

Issuance of common stock on June 27, 2007 at $0.05 per share	900,000	900	44,100	-	45,000
Repurchase and cancellation of common stock on June 27, 2007 at $0.05 per share	(900,000)	(900)	(44,100)	-	(45,000)
Issuance of common stock on September 18, 2007 at $0.05 per share	500,000	500	24,500	-	25,000
Net (loss)	-	-	-	(40,650)	(40,650)

Balances at December 31, 2007	1,500,000	1,500	73,500	(81,365)	(6,365)

Net (loss)	-	-	-	(18,820)	(18,820)

Balances at March 31, 2008	1,500,000	$1,500	$73,500	$(100,185)	$(25,185)

The accompanying notes are an integral part of these financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative Period
	Three Months Ended		From June 19, 2006
	March 31,		(Inception) to
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net (loss)	$(18,820)	$(11,964)	$(100,185)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable	739	589	739
Accrued expenses	6,600	11,081	23,750
Accrued interest due to related party	156	-	383

Net cash (used in) operating activities	(11,325)	(294)	(75,313)

Cash Flows From Financing Activities
Proceeds from issuance of note payable to related party	-	-	7,500
Proceeds from issuance of common stock	-	-	120,000
Repurchase and cancellation of common stock	-	-	(45,000)

Net cash provided by financing activities	-	-	82,500

Net increase (decrease) in cash	(11,325)	(294)	7,187

Cash and cash equivalents, beginning of period	18,512	11,454	-

Cash and cash equivalents, end of period	$7,187	$11,160	$7,187

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

1.	Basis of Presentation and Organization

The accompanying unaudited financial statements of Wentworth IV, Inc. (the “Company”) are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the cumulative period From June 19, 2006 (Inception) to December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the Company's financial statements for the cumulative period From June 19, 2006 (Inception) to December 31, 2007 included in the Company’s Annual Report on Form 10-KSB as filed on March 31, 2008.

Organization and Business
The Company was incorporated under the laws of the State of Delaware on June 19, 2006. The Company is a new enterprise in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”). The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

On January 25, 2008, the Company entered into a letter of intent with Planet Beach Franchising Corporation, pursuant to which Planet Beach will acquire the Company in a merger transaction where Planet Beach will be the surviving entity after the merger (See Note 6).

Going Concern
Since its inception, the Company has generated no revenues and has incurred a net loss of $100,185. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

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

Fair Value of Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts payable, accrued expenses and notes payable to related parties. The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the Cumulative Period From Inception (June 19, 2006) to March 31, 2008, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the Cumulative Period From Inception (June 19, 2006) to March 31, 2008.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The adoption of this new Statement, when effective, is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.	Stockholders’ Equity

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. At March 31, 2008, there were 1,500,000 shares of common stock outstanding and no shares of preferred stock issued or outstanding.

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

The above shares of Common Stock issued to Kevin R. Keating, Keating Investments and the related party of Keating Investments were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933. As a result, such shares are restricted shares where each holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption there from.

In September 2007, the Company also granted demand and piggyback registration rights to Kevin R. Keating, Keating Investments and the related party of Keating Investments with respect to the above shares of Common Stock. However, such registration rights are only exercisable if the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

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
Notes to Financial Statements
March 31, 2008

4.	Related Party Transactions

Note Payable
In August 2007, the Company borrowed $7,500 from Vero Management, LLC (“Vero”) under an unsecured promissory note bearing interest at 8.25% per annum, with principal and interest due and payable upon demand. Kevin R. Keating, the Company’s sole officer and director, is also the manager of Vero.

For the three months ended March 31, 2008 and 2007, the Company recognized $156 and $0, respectively, of interest expense in relation to this outstanding related party note payable.

Management Agreement
For the period from June 19, 2006 (Inception) to December 31, 2006, Vero provided the Company with certain managerial and administrative support services at no charge. Such services were determined to be insignificant in 2006.

On January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three months ended March 31, 2008 and 2007, the Company recognized $3,000 and $3,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations.

5.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at March 31, 2008 and 2007 are as follows:

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Assets
Capitalized start-up expenses	$14,727	$7,902
Gross deferred tax asset	14,727	7,902
Valuation allowance	(14,727)	(7,902)
Net deferred tax asset	$-	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes for the cumulative period from June 19, 2006 (Inception) to March 31, 2008 and June 19, 2006 (Inception) to March 31, 2007 as follows:

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

U.S. federal income tax benefit at statutory rate	$(15,028)	$(7,902)
Change in valuation allowance	15,028	7,902
Benefit from income taxes	$-	$-

6.	Letter Of Intent

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

Planet Beach Franchising Corporation is a leading provider of UV therapy and the creators of the full-service Contempo Spa, Planet Beach was founded in New Orleans, La., in 1995 and currently offers more than 350 worldwide franchise locations. The company provides a wide range of UV wellness and skin care services and offers a number of premium skincare products from its franchise locations. Consistently recognized as one of the fastest growing franchises, Planet Beach has established itself as a dedicated and ambitious provider of full skin-care services.

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

The completion of the Merger is subject to certain conditions to closing, including but not limited to, the negotiation and execution of various agreements, the delivery of audited financial statements of Planet Beach prepared in accordance with GAAP, and required board, stockholder and member approvals.

Subject to the satisfaction of the above conditions and other customary conditions, the Merger is expected to close by May 31, 2008. However, there can be no assurance that the Merger will be completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Wentworth IV, Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware on June 19, 2006 and maintains its principal executive offices at 190 Lakeview Way, Vero Beach, Florida 32963. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on August 17, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

Since we filed our Registration Statement on Form 10-SB, Kevin R. Keating, our sole officer and director, has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Proposed Merger

On January 25, 2008, the Company entered into a letter of intent (the “Letter of Intent”) with Planet Beach Franchising Corporation (“Planet Beach”), pursuant to which the Company intends to combine with Planet Beach where Planet Beach will be the surviving entity after such merger (the “Merger”). As of the date of this Report, the Company has not entered into any definitive agreement. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the Letter of Intent will ever be consummated.

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $7,187 comprised exclusively of cash and cash equivalents.  This compares with assets of $11,160, comprised exclusively of cash, as of March 31, 2007. The Company’s current liabilities as of March 31, 2008 totaled $32,372, comprised of $739 of accounts payable, $23,750 of accrued expenses and $7,883 of notes payable and accrued interest due to related parties. This compares to the Company’s current liabilities as of March 31, 2007 of $13,839, comprised exclusively of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	For the Three Months Ended March 31,
	2008	2007
Net cash used in operating activities	$(11,325)	$(294)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$-	$-

Net effect on cash	$(11,325)	$(294)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 19, 2006 (inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2008, the Company had a net loss of $(18,820), comprised of (a) legal, accounting, audit and other professional service fees of $(15,564) incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB in March of 2008 (b) management fees of $(3,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (c) interest expense of $(156) and (d) miscellaneous expense of $(100). This compares with a net loss of $(11,964) for the three months ending March 31, 2007, comprised of (a) legal, accounting, audit and other professional service fees of $(8,964) incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB in March of 2007 and (b) management fees of $(3,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC.

For the cumulative period from June 19, 2006 (Inception) to March 31, 2008, the Company had a net loss of $(100,185), comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in August of 2006 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB and Form 10-KSB, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 17, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2008	WENTWORTH IV, INC.

	By:	/s/ Kevin R. Keating
Kevin R. Keating
President