Form 10-Q
period 2008-06-30
WENTWORTH IV INC
filed 2008-07-31
CIK 1372980

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,500,000 shares of common stock, par value $.001 per share, outstanding as of July 31, 2008.

WENTWORTH IV, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	2

	Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited) and for the Cumulative Period from June 19, 2006 (Inception) to June 30, 2008 (unaudited)	3

	Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from June 19, 2006 (Inception) to June 30, 2008 (unaudited)	4

	Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited) and for the Cumulative Period from June 19, 2006 (Inception) to June 30, 2008 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

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

Wentworth IV, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$1,188	$18,512

Total current assets	1,188	18,512

Total assets	$1,188	$18,512

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accrued expenses	$26,375	$17,150
Note payable and accrued interest due to related party	8,039	7,727

Total current liabilities	34,414	24,877

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 1,500,000 shares issued and outstanding	1,500	1,500
Additional paid-in capital	73,500	73,500
(Deficit) accumulated during the development stage	(108,226)	(81,365)

Total stockholders' equity (deficit)	(33,226)	(6,365)

Total liabilities and stockholders' equity (deficit)	$1,188	$18,512

The accompanying notes are an integral part of these financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Statements of Operations

					Cumulative
					Period From
	Three Months Ended		Six Months Ended		June 19, 2006
	June 30,		June 30,		(Inception) To
	2008	2007	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	7,885	11,217	26,549	23,181	107,687

Total operating expenses	7,885	11,217	26,549	23,181	107,687

Loss from operations	(7,885)	(11,217)	(26,549)	(23,181)	(107,687)

Other income (expense)
Interest expense	(156)	-	(312)	-	(539)

Net (loss)	$(8,041)	$(11,217)	$(26,861)	$(23,181)	$(108,226)

Net (loss) per share - basic and diluted	$(.01)	$(.01)	$(.02)	$(.02)

Weighted average number of shares of outstanding - basic and diluted	1,500,000	1,000,000	1,500,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
for the Cumulative Period From June 19, 2006 (Inception) to June 30, 2008
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at June 19, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on June 19, 2006 at $0.05 per share	1,000,000	1,000	49,000	-	50,000
Net (loss)	-	-	-	(40,715)	(40,715)

Balances at December 31, 2006	1,000,000	1,000	49,000	(40,715)	9,285

Issuance of common stock on June 27, 2007 at $0.05 per share	900,000	900	44,100	-	45,000
Repurchase and cancellation of common stock on June 27, 2007 at $0.05 per share	(900,000)	(900)	(44,100)	-	(45,000)
Issuance of common stock on September 18, 2007 at $0.05 per share	500,000	500	24,500	-	25,000
Net (loss)	-	-	-	(40,650)	(40,650)

Balances at December 31, 2007	1,500,000	1,500	73,500	(81,365)	(6,365)

Net (loss)	-	-	-	(26,861)	(26,861)

Balances at June 30, 2008	1,500,000	$1,500	$73,500	$(108,226)	$(33,226)

The accompanying notes are an integral part of these financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative Period
	Six Months Ended		From June 19, 2006
	June 30,		(Inception) to
	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net (loss)	$(26,861)	$(23,181)	$(108,226)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable	-	7,890	-
Accrued expenses	9,225	11,956	26,375
Accrued interest due to related party	312	-	539

Net cash (used in) operating activities	(17,324)	(3,335)	(81,312)

Cash Flows From Financing Activities
Proceeds from issuance of note payable to related party	-	-	7,500
Proceeds from issuance of common stock	-	45,000	120,000
Repurchase and cancellation of common stock	-	(45,000)	(45,000)

Net cash provided by financing activities	-	-	82,500

Net increase (decrease) in cash	(17,324)	(3,335)	1,188

Cash and cash equivalents, beginning of period	18,512	11,454	-

Cash and cash equivalents, end of period	$1,188	$8,119	$1,188

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the cumulative period From June 19, 2006 (Inception) to December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

On January 25, 2008, the Company entered into a letter of intent with Planet Beach Franchising Corporation, pursuant to which Planet Beach will acquire the Company in a merger transaction where Planet Beach will be the surviving entity after the merger. The letter of intent expired pursuant to its terms on April 30, 2008, with no further obligation by either party (See Note 6 and Note 7 for Further Developments).

Going Concern
Since its inception, the Company has generated no revenues and has incurred a net loss of $108,226. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the Cumulative Period From Inception (June 19, 2006) to June 30, 2008, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the Cumulative Period From Inception (June 19, 2006) to June 30, 2008.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

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

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. At June 30, 2008, there were 1,500,000 shares of common stock outstanding and no shares of preferred stock issued or outstanding.

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
Notes to Financial Statements
June 30, 2008

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
June 30, 2008

4.	Related Party Transactions

Note Payable
In August 2007, the Company borrowed $7,500 from Vero Management, LLC (“Vero”) under an unsecured promissory note bearing interest at 8.25% per annum, with principal and interest due and payable upon demand. Kevin R. Keating, the Company’s sole officer and director, is also the manager of Vero.

For the three months ended June 30, 2008 and 2007, the Company recognized $156 and $0, respectively, of interest expense in relation to this outstanding related party note payable. For the six months ended June 30, 2008 and 2007, the Company recognized $312 and $0, respectively, of interest expense in relation to this outstanding related party note payable.

Management Agreement
For the period from June 19, 2006 (Inception) to December 31, 2006, Vero provided the Company with certain managerial and administrative support services at no charge. Such services were determined to be insignificant in 2006.

On January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three and six months ended June 30, 2008 and 2007, the Company recognized $3,000 and $6,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations.

5.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Capitalized start-up expenses	$16,234	$12,205
Gross deferred tax asset	16,234	12,205
Valuation allowance	(16,234)	(12,205)
Net deferred tax asset	$-	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes for the cumulative period from June 19, 2006 (Inception) to June 30, 2008 and June 19, 2006 (Inception) to December 31, 2007 as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)

U.S. federal income tax benefit at statutory rate	$(16,234)	$(12,205)
Change in valuation allowance	16,234	12,205
Benefit from income taxes	$-	$-

6.	Letter Of Intent

On January 25, 2008, the Company entered into a letter of intent (the “Letter of Intent”) with Planet Beach Franchising Corporation (“Planet Beach”), pursuant to which Planet Beach will acquire Wentworth IV in a merger transaction (“Merger”) where Planet Beach will be the surviving entity after the merger. At the closing of the Merger, the existing shareholders of Wentworth will receive, in the aggregate, shares of common stock of Planet Beach representing 4.0% of Planet Beach’s total authorized shares. The letter of intent expired pursuant to its terms on April 30, 2008, with no further obligation by either party.

7.	Subsequent Events

On July 14, 2008, the Company entered into a letter of intent with Planet Beach, pursuant to which Planet Beach will acquire Wentworth IV in a merger transaction where Planet Beach will be the surviving entity after the merger. Pursuant to the Merger, Planet Beach will succeed to the Company’s reporting obligations and become a reporting company under Section 12(g) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”).

Planet Beach is a leading provider of UV therapy and the creators of the full-service Contempo Spa. Planet Beach was founded in New Orleans, La., in 1995 and currently offers more than 350 worldwide franchise locations. The company provides a wide range of UV wellness and skin care services and offers a number of premium skincare products from its franchise locations. Consistently recognized as one of the fastest growing franchises, Planet Beach has established itself as a dedicated and ambitious provider of full skin-care services.

The Letter of Intent contemplates that at the closing of the Merger (“Closing”), the existing shareholders of Wentworth IV (collectively, the “Wentworth Holders”) will receive, in the aggregate, shares of common stock of Planet Beach representing 3.03% of Planet Beach’s total authorized shares (“Merger Shares”). The Merger Shares are to be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (“Securities Act”) and will be restricted securities.

The Letter of Intent further contemplates that, as a condition to the Merger, the Wentworth Holders will be entitled to include the Merger Shares in an S-1 resale registration statement (“Registration Statement”) that is required to be filed by Planet Beach with the Securities and Exchange Commission (“SEC”) the next business day following the Merger.

Wentworth IV, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

Those certain binding provisions contained in the Letter of Intent and the Letter of Intent in its entirety may be terminated (i) by mutual written consent of both parties; or (ii) upon written notice by either party to the other if various agreements have not been executed by August 31, 2008, provided, however, that the termination of the binding provisions shall not affect the liability for breach of any of the binding provisions prior to the termination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Wentworth IV, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on June 19, 2006 and maintains its principal executive office at 190 Lakeview Way, Vero Beach, Florida 32963. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on August 17, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Proposed Merger

On January 25, 2008, the Company entered into a letter of intent (the “January Letter of Intent”) with Planet Beach Franchising Corporation (“Planet Beach”), pursuant to which the Company intended to combine with Planet Beach where Planet Beach will be the surviving entity after such merger. The January Letter of Intent expired pursuant to its terms on April 30, 2008, with no further obligation by either party.

On July 14, 2008, the Company entered into a new letter of intent (the “July Letter of Intent”) with Planet Beach, pursuant to which the Company intends to combine with Planet Beach where Planet Beach will be the surviving entity after such merger (the “Merger”). As of the date of this Report, the Company has not entered into any definitive agreement. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the July Letter of Intent will ever be consummated.

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $1,188, comprised exclusively of cash and cash equivalents. This compares with assets of $18,512, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of June 30, 2008 totaled $34,414, comprised of $26,375 of accrued expenses and $8,039 of notes payable and accrued interest due to related parties. This compares to the Company’s current liabilities as of December 31, 2007 of $24,877, comprised of $17,150 of accrued expenses and $7,727 of notes payable and accrued interest due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008 and 2007 and for the cumulative period from June 19, 2006 (inception) to June 30, 2008:

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Cumulative Period from June 19, 2006 (Inception) to June 30, 2008
Net cash (used in) operating activities	$(17,324)	$(3,335)	$(81,312)
Net cash (used in) investing activities	$0	$0	$0
Net cash provided by financing activities	$0	$0	$82,500
Net increase (decrease) in cash	$(17,324)	$(3,335)	$1,188

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 19, 2006 (inception) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2008, the Company had a net loss of $8,041, comprised of (a) legal, accounting, audit and other professional service fees of $3,804 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in April of 2008, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) interest expense of $156, (d) transfer agent fees of $750 and (e) miscellaneous expense of $331. This compares with a net loss of $11,217 for the three months ended June 30, 2007, comprised of (a) legal, accounting, audit and other professional service fees of $4,008 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007, (b) legal and other professional service fees of $3,390 incurred in relation to the issuance and reacquisition of shares of the Company’s common stock in June of 2007, (c) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (d) other miscellaneous operating expenses of $819.

For the six months ended June 30, 2008, the Company had a net loss of $26,861, comprised of (a) legal, accounting, audit and other professional service fees of $18,468 incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in April of 2008, (b) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) interest expense of $312, (d) transfer agent fees of $1,650 and (e) miscellaneous expense of $431. This compares with a net loss of $23,181 for the six months ended June 30, 2007, comprised of (a) legal, accounting, audit and other professional service fees of $12,972 incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 in March of 2007 and Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007, (b) legal and other professional service fees of $3,390 incurred in relation to the issuance and reacquisition of shares of the Company’s common stock in June of 2007, (c) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (d) other miscellaneous operating expenses of $819.

For the cumulative period from June 19, 2006 (inception) to June 30, 2008, the Company had a net loss of $108,226, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in August of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 17, 2006 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2008	WENTWORTH IV, INC.

By: /s/ Kevin R. Keating
Kevin R. Keating
President, Secretary and Director