Form 10-K
period 2008-12-31
WENTWORTH IV INC
filed 2009-03-31
CIK 1372980

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2008

                         Commission File Number 0-52189

                               WENTWORTH IV, INC.
                               ------------------
                 (Name of Small Business Issuer in its charter)

           Delaware                                             14-1968081
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. employer
   incorporation or formation)                            identification number)

  190 Lakeview Way, Vero Beach, Florida                            32963
  -------------------------------------                            -----
(Address of principal executive offices)                         (Zip Code)

                                 (772) 231-7544
                                 --------------
                           (Issuer's telephone number)

           Securities to be registered under Section 12(b) of the Act:

         None                                              None
         ----                                              ----
(Title of each class to                          (Name of each Exchange on
   be so registered)                       which each class is to be registered)

      Securities to be registered under Section 12(g) of the Exchange Act:

                              Common Stock, $0.001
                              --------------------
                              (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]                       Accelerated filer [  ]
Non-accelerated (Do not check if a smaller        Smaller reporting company [X]
reporting company)  filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [X] No [ ]

The Company's revenues for the fiscal year end December 31, 2008 were $0.

As of March 20, 2009, there were 50,000 shares of the registrant's common stock held by non-affiliates. As of March 20, 2009, there were 1,500,000 shares of common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                               WENTWORTH IV, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.    Business                                                          1

Item 1A.   Risk Factors                                                      2

Item 1B.   Unresolved Staff Comments                                         7

Item 2.    Properties                                                        7

Item 3.    Legal Proceedings                                                 7

Item 4.    Submission of Matters to a Vote of Security Holders               7

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related
           Stockholder Matters and Issuer
           Purchases of Equity Securities                                    8

Item 6.    Selected Financial Data                                           10

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        12

Item 8.    Financial Statements and Supplementary Data                       12

Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                               26

Item 9A.   Controls and Procedures                                           26

Item 9B.   Other Information                                                 27

                                    PART III

Item 10.   Directors, Executive Officers and Corporate Governance            27

Item 11.   Executive Compensation                                            29

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                    31

Item 13.   Certain Relationships and Related Transactions,
            and Director Independence                                        31

Item 14.   Principal Accounting Fees and Services                            32

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules                           33

           Signatures                                                        35

           Certifications                                                    36

                                     PART I

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Wentworth IV, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 1. Business.

Introduction and History

Wentworth IV, Inc. ("we", "us", "our", or the "Company") was incorporated in the State of Delaware on June 19, 2006 and maintains its principal executive offices at 190 Lakeview Way, Vero Beach, Florida 32963. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC") on August 17, 2006, and since its effectiveness, the Company has been engaged in efforts to identify a possible business combination. However, the Company has not entered into any definitive agreement concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a "shell company," defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully completed a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Reports to Security Holders

    (i) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

    (ii) The Company will file reports with the SEC. The Company is currently a reporting company and intends to comply with the requirements of the Exchange Act.

   (iii) The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Competition

The Company will face vast competition from other shell companies that desire to seek a potential business combination with a private company seeking the perceived advantages of being a publicly held corporation. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We presently have no employees. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. A prospective investor should consider the possibility of loss of the investor's entire investment and evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

There may be conflicts of interest between our management and stockholders of the Company.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, Kevin R. Keating, our sole officer and director, is currently involved with other shell and blank check companies and conflicts in the pursuit of business combinations with other such shell and blank check companies with which he is, and may in the future be, affiliated with may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

We have no current operating business

We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We may not realize any revenue unless and until we successfully combine with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern.

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

Our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operations will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control. In addition, even if we complete a business combination, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

We only intend to acquire a single business opportunity and thus your investment will lack diversification.

Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to engage in a business combination with one operating entity.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination. To supplement our search activities, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders, and the engagement of such persons may reduce the value of your investment.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering two or three years, depending on the size of the target company. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

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

All of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended ("Securities Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws. Rule 144 currently provides that a non-affiliated person (and who has not been an affiliate during the prior three months) may sell all of his restricted securities in a reporting company beginning six months after purchase, provided the issuer remains current in its reporting obligations during the next six months. However, an affiliated person may sell his restricted securities beginning six months after purchase, provided the following conditions are met: (i) the issuer is current in its reporting obligations, (ii) all sales are in brokerage transactions, (iii) a Form 144 is filed, and (iv) during every three months the number of shares sold that does not exceed 1.0% of a company's outstanding common stock. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

The availability of the exemption from registration provided by Rule 144 is, however, limited in the case of the resale of shares initially acquired when the issuer was a shell company or former shell company. Rule 144(i) provides that shares initially acquired when the issuer was a shell company or former shell company may not be resold under Rule 144 until the following conditions are satisfied: (i) the issuer has ceased to be a shell company, (ii) the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, (iii) the issuer has filed all reports required under the Exchange Act (other than Form 8-K reports) during the preceding 12 months, and (iv) one year has elapsed since the issuer filed Form 10 information reflecting it is no longer a shell company. It is likely that all of our shares currently outstanding would be subject to the limitations under Rule 144(i). However, the holders of all of our shares currently outstanding have been granted certain demand and piggyback registration rights.

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

There are issues impacting liquidity of our securities with respect to the SEC's review of a future resale registration statement.

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

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer's securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act ("Rule 415"), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or "cut back" the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder's liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

We may not be able to structure an acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 5,000,000 shares of Preferred Stock, par value $0.001 per share (the "Preferred Stock"). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholder. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

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

We have incurred and may continue to incur losses.

Since our inception (June 19, 2006) through December 31, 2008, we have incurred a net loss of $112,607. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Because we may seek to complete a business combination through a "reverse merger," following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock, par value $0.001 per share (the "Common Stock"). No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that, following a business combination with an operating business, our Common Stock will be listed on an over-the-counter market or a recognized securities exchange.

Our Common Stock is not currently listed or quoted on an over-the-counter market or a recognized securities exchange. Following a business combination, we may seek the listing of our Common Stock on a securities exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of a securities exchange, or that we will be able to maintain a listing of our Common Stock on a securities exchange. After completing a business combination, if we are unable to list our Common Stock on a securities exchange, we expect that our Common Stock would be eligible for quotation on the OTC Bulletin Board or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. However, we can provide no assurance that we will be able to obtain a quotation of our Common Stock on the OTC Bulletin Board or on the "pink sheets," following a business combination. Even if our Common Stock becomes listed or quoted on an over-the-counter market or a recognized securities exchange, we cannot provide any assurance that an active trading market will develop in our Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our stockholders may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the "Board of Directors") and control our Company.

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

Item 1B. Unresolved Staff Comments

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Properties.

Effective January 1, 2007, the Company entered into a management agreement with Vero Management, LLC., a Delaware limited liability company ("Vero"), pursuant to which Vero provides office space, located at 190 Lakeview Way, Vero Beach, FL 32963, and other services for a fixed monthly fee of $1,000 for an initial period of twelve months. At the end of the initial twelve month term, the agreement continues to remain in effect until terminated in writing by either party. Kevin R. Keating, the sole officer and director of the Company, owns and controls Vero.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Our Common Stock is not currently listed or quoted on an over-the-counter market or a recognized securities exchange. Even if our Common Stock becomes listed or quoted on an over-the-counter market or a recognized securities exchange, we cannot provide any assurance that an active trading market will develop in our Common Stock.

Common and Preferred Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 105,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 5,000,000 are shares of preferred stock, par value $0.001 per share (the "Preferred Stock").

Holders

As of March 20, 2009, there were four holders of record of our Common Stock.

Registration Rights

On September 18, 2007, the Company granted certain demand and piggyback registration rights to each of its existing stockholders pursuant to the terms and conditions contained in that certain registration rights agreement (the "Registration Rights Agreement"). The foregoing description of the Registration Rights Agreement is a summary and is qualified in its entirety by the provisions of the Registration Rights Agreement, which has been previously filed by the Company.

Pursuant to the Registration Rights Agreement, commencing on the date that is thirty days after the date the Company completes a business combination with a private company in a reverse merger transaction, stockholders shall each have a separate one-time right to request the Company to register for resale the shares of the Common Stock held by such persons. The Company is required to cause the registration statement filed as a result of such requests to be declared effective under the Securities Act as promptly as possible after filing and must keep the registration statement continuously effective under the Securities Act until the earlier of (i) two years after its effective date, (ii) such time as all of the shares of Common Stock covered by such registration statement have been publicly sold by the Stockholders, or (iii) such time as all of the shares of Common Stock covered by such registration statement may be sold by the Stockholders pursuant to Rule 144 without restriction or limitation. The Registration Rights Agreement provides for penalties in the event the Company does not file a registration statement pursuant to the terms set forth therein or fails to act in certain other respects prescribed in the Registration Rights Agreement.

The registration rights granted to stockholders shall terminate on the earliest date when all shares of Common Stock of the stockholders either: (i) have been publicly sold by the stockholders pursuant to a registration statement, (ii) have been covered by an effective registration statement which has been effective for an aggregate period of twelve months (whether or not consecutive), or (iii) may be sold by the Stockholders pursuant to Rule 144 without restriction or limitation.

Recent Sales of Unregistered Securities

In June 2006, the Company issued 50,000 shares of common stock to Kevin R. Keating, the Company's sole officer and director, for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $2,500.

In June 2006, the Company issued 950,000 shares of common stock to the following five individuals for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $47,500.

                  Timothy J. Keating                 500,000 shares
                  Michael J. Keating                  50,000 shares
                  Luca Toscani                       300,000 shares
                  Margie L. Blackwell                 50,000 shares
                  Kyle L. Rogers                      50,000 shares

Each of the foregoing persons at the time of issuance may have been considered a related party to, or an affiliate of, Keating Investments.

In June 2007, the Company issued 900,000 shares of common stock to Keating Investments for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $45,000.

In June 2007, using the proceeds raised from the issuance of 900,000 shares of common stock to Keating Investments, the Company repurchased and cancelled an aggregate of 900,000 shares of common stock from Timothy J. Keating, Luca Toscani, Margie L. Blackwell and Kyle L. Rogers, for cash consideration of $0.05 per share and an aggregate purchase price of $45,000.

In September, 2007, the Company sold an aggregate of 500,000 shares of Common Stock to Brian W. Cooke, who at the time of issuance may have been considered a related party to Keating Investments, for an aggregate purchase price equal to $25,000, or $0.05 per share.

The above issuances of shares of Common Stock by the Company were issued under an exemption from registration under Section 4(2) of the Securities Act or such other available exemption from registration under the Securities Act. As a result, such shares are restricted shares where each holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption there from.

Except as set forth above, the Company has not sold any equity securities that were not registered under the Securities Act.

None of the above share issuances were made in consideration for services rendered, and neither the Company nor any person acting on its behalf offered or sold such shares by means of any form of general solicitation or general advertising.

Dividends

The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Debt Securities

None.

Warrants

None.

Other Securities to Be Registered

None.

Item 6. Selected Financial Data

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to: (i) the filing of reports under the Exchange Act, and (ii) consummating a business combination. The costs of investigating and analyzing business combinations and maintaining our reporting status under the Exchange Act for the next 12 months and beyond will be paid with money in our treasury. If we are unable to meet these costs through use of funds in our treasury, which is likely, we will seek additional funds, as necessary, from loans to or investments in us by our stockholders, management or other investors. There is no assurance that additional funding will be available to us in the future, if required. We may also receive additional funds from non-refundable deposits paid to us by prospective target companies.

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

On February 20, 2009, the Company entered into a term sheet to acquire Max Flex And Imaging Systems Private Limited, a private limited company organized under the laws of India ("Max Flex"). Max Flex sells digital and offset printing consumables to the Indian market. The completion of the transactions under the term are subject to numerous conditions and contingencies including, without limitation, the completion of capital raising and the execution of definitive agreements. There is no assurance that the transactions under the term sheet will be completed. In connection with the term sheet, the Company received a non-refundable deposit of $10,000.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 19, 2006 (inception) to December 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company's plan of operation for the next twelve months will be to continue its efforts to locate suitable acquisition candidates.

Year ended December 31, 2008

For the year ended December 31, 2008, the Company had a net loss of $31,242 and incurred $30,540 of operating expenses, comprised of (i) professional fees paid to attorneys, accountants and other consultants and service providers in connection with the Company's filing of annual and quarterly reports totaling $14,551, (ii) transfer agent fees of $3,458, (iii) management fees of $12,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, and (iv) other miscellaneous operating expenses of $531.

For the year ended December 31, 2008, the Company incurred $702 of other non-operating expenses, comprised of interest accrued under certain promissory notes in the aggregate principal amount of $12,500 issued by the Company to Vero.

Year ended December 31, 2007

For the year ended December 31, 2007, the Company had a net loss of $40,650 and incurred $40,423 of operating expenses, comprised of (i) professional fees paid to attorneys, accountants and other consultants and service providers in connection with the Company's filing of annual and quarterly Reports totaling $25,829, (ii) transfer agent fees of $1,750 (iii) management fees of $12,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, and (iv) other miscellaneous operating expenses of $844.

For the year ended December 31, 2007, the Company incurred $227 of other non-operating expenses, comprised of interest accrued under a certain promissory note in the principal amount of $7,500 issued by the Company to Vero.

Cumulative Period from June 19, 2006 (inception) to December 31, 2008

For the cumulative period from June 19, 2006 (inception) to December 31, 2008, the Company had a net loss of $112,607, comprised primarily of professional fees paid to attorneys, accountants and other consultants and service providers in connection with the Company's filing of reports required under the Exchange Act.

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $451, comprised exclusively of cash and cash equivalents. This compares with assets of $18,512, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company's current liabilities as of December 31, 2008 totaled $38,058, comprised of accounts payable of $265, accrued expenses of $24,364 (of which $24,000 is owed to Vero for managerial and administrative services rendered), and certain notes payable in the aggregate principal amount of $12,500 owed to Vero together with accrued interest thereunder of $929. Kevin R. Keating, our sole officer and director, is the owner and manager of Vero.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2008 and 2007, and for the cumulative period from June 19, 2006 (inception) to December 31, 2008:


                                                                                                  Cumulative
                                                                                                  Period from
                                                          Year Ended          Year Ended         June 19, 2006
                                                         December 31,        December 31,        (Inception) to
                                                            2008                 2007           December 31, 2008
                                                      ---------------------------------------------------------------

Net cash (used in) operating activities                   $(23,061)            $(25,442)            $(87,049)
Net cash (used in) investing activities                   $      0             $      0             $      0
Net cash provided by financing activities                 $  5,000             $ 32,500             $ 87,500
                                                          --------             --------             --------
Net increase in cash                                      $(18,061)            $  7,058             $    451

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




Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of its opinion in the Audit Report for the year ended
December 31, 2008.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Significant Accounting Policies" to the Financial Statements contained in Item 8 of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8.  Financial Statements and Supplementary Data.

The financial statements begin on the following page.




                                                 Wentworth IV, Inc.
                                           (A Development Stage Company)
                                           Index to Financial Statements
---------------------------------------------------------------------------------------------------------------------


                                                                                                              Page(s)

Reports of Independent Registered Public Accounting Firms........................................................14

Balance Sheets as of December 31, 2008 and December 31, 2007.....................................................16

Statements of Operations for the Years Ended December 31, 2008 and 2007, and for
the Cumulative Period from June 19, 2006 (Inception) to December 31, 2008........................................17

Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31, 2008 and 2007,
and for the Cumulative Period from June 19, 2006 (Inception) to December 31, 2008................................18

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007, and for
the Cumulative Period from June 19, 2006 (Inception) to December 31, 2008........................................19

Notes to Financial Statements....................................................................................20




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------


To the Sole Director
Wentworth IV, Inc. (a development stage company)
Vero Beach, Florida

We have audited the accompanying balance sheet of Wentworth IV, Inc. (a company in the development stage - the "Company") as of December 31, 2008 and the related statements of operations, change in stockholders' equity (deficit), and cash flows for the year ended December 31, 2008 and the cumulative period from June 19, 2006 (inception) to December 31, 2008. We did not audit the cumulative period from June 19, 2006 (inception) to December 31, 2007. Those amounts were audited by other auditors, whose report dated March 27, 2008 has been furnished to us, and our opinion, insofar as it relates to the cumulative amounts from June 19, 2006 (inception) to December 31, 2007, is based solely on the report of the other auditors. We also did not audit the cumulative period from June 19, 2006 (inception) to December 31, 2006. Those amounts were audited by other auditors, whose report dated March 28, 2007 has been furnished to us, and our opinion, insofar as it relates to the cumulative amounts from June 19, 2006
(inception) to December 31, 2006, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wentworth IV, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 and the cumulative period from June 19, 2006
(inception) to December 31, 2008 (as referred to above), in conformity with accounting principles generally accepted in the United States of America.


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



/s/ Eide Bailly LLP
-------------------
Eide Bailly LLP

Greenwood Village, Colorado
March 30, 2009




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Sole Director
Wentworth IV, Inc. (a development stage company)
Vero Beach, Florida

We have audited the accompanying balance sheet of Wentworth IV, Inc. (a company in the development stage - the "Company") as of December 31, 2007 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2007 and the cumulative period from June 19, 2006 (inception) to December 31, 2007. We did not audit the cumulative period from June 19, 2006 (inception) to December 31, 2006. Those amounts were audited by other auditors, whose report dated March 28, 2007 has been furnished to us, and our opinion, insofar as it relates to the cumulative amounts from June 19, 2006 (inception) to December 31, 2006, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Gordon, Hughes & Banks, LLP
---------------------------

Greenwood Village, Colorado
March 27, 2008



                                 Wentworth IV, Inc.
                           (A Development Stage Company)
                                   Balance Sheets
----------------------------------------------------------------------------------------

                                                              December 31,  December 31,
                                                                 2008          2007
                                                               ---------    ---------

Assets

Current assets
    Cash and cash equivalents                                  $     451    $  18,512
                                                               ---------    ---------

        Total current assets                                         451       18,512
                                                               ---------    ---------

        Total assets                                           $     451    $  18,512
                                                               =========    =========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
      Accounts payable                                         $     265    $    --
      Accrued expenses                                            24,364       17,150
      Note payable and accrued interest due to related party      13,429        7,727
                                                               ---------    ---------

        Total current liabilities                                 38,058       24,877
                                                               ---------    ---------

Stockholders' equity (deficit)
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized; no shares issued and outstanding                  --           --
    Common stock, $0.001 par value; 100,000,000 shares
      authorized; 1,500,000 and 1,500,000 shares issued
      and outstanding, respectively                                1,500        1,500
    Additional paid-in capital                                    73,500       73,500
    (Deficit) accumulated during the development stage          (112,607)     (81,365)
                                                               ---------    ---------

        Total stockholders' equity (deficit)                     (37,607)      (6,365)
                                                               ---------    ---------

        Total liabilities and stockholders' equity (deficit)   $     451    $  18,512
                                                               =========    =========


     The accompanying notes are an integral part of these financial statements.


                                       Wentworth IV, Inc.
                                 (A Development Stage Company)
                                    Statements of Operations
--------------------------------------------------------------------------------------------------

                                                                                     Cumulative
                                                      Year              Year         Period From
                                                      Ended             Ended       June 19, 2006
                                                  December 31,      December 31,   (Inception) To
                                                      2008              2007      December 31, 2008
                                                   -----------      -----------   -----------------

Revenue                                            $      --        $      --        $      --

Operating expenses
    General and administrative                          30,540           40,423          111,678
                                                   -----------      -----------      -----------

      Total operating expenses                          30,540           40,423          111,678
                                                   -----------      -----------      -----------

      Loss from operations                             (30,540)         (40,423)        (111,678)

Other income (expense)
    Interest expense                                      (702)            (227)            (929)
                                                   -----------      -----------      -----------

      Net (loss)                                   $   (31,242)     $   (40,650)     $  (112,607)
                                                   ===========      ===========      ===========

      Net (loss) per share - basic and diluted     $      (.02)     $      (.04)
                                                   ===========      ===========

      Weighted average number of shares of
      outstanding - basic and diluted                1,500,000        1,143,836
                                                   ===========      ===========


           The accompanying notes are an integral part of these financial statements.


                                                        Wentworth IV, Inc.
                                                  (A Development Stage Company)
                                     Statements of Changes in Stockholders' Equity (Deficit)
----------------------------------------------------------------------------------------------------------------------------------


                                                                                                           Deficit
                                                                                                         Accumulated
                                                                     Common Stock          Additional    during the       Total
                                                               ------------------------     Paid-In      Development   Stockholders'
                                                                 Shares        Amount       Capital         Stage        Deficit
                                                               ----------    ----------    ----------    ----------    ----------

Balances at June 19, 2006 (Inception)                                --      $     --      $     --      $     --      $     --

Issuance of common stock on June 19, 2006 at
$0.05 per share                                                 1,000,000         1,000        49,000          --          50,000
Net (loss)                                                           --            --            --         (40,715)      (40,715)
                                                               ----------    ----------    ----------    ----------    ----------

Balances at December 31, 2006                                   1,000,000    $    1,000    $   49,000    $  (40,715)   $    9,285
                                                               ----------    ----------    ----------    ----------    ----------

Issuance of common stock on June 27, 2007 at
$0.05 per share                                                   900,000           900        44,100          --          45,000
Repurchase and cancellation of common stock on
June 27, 2007 at $0.05 per share                                 (900,000)         (900)      (44,100)         --         (45,000)
Issuance of common stock on September 18, 2007
at $0.05 per share                                                500,000           500        24,500          --          25,000
Net (loss)                                                           --            --            --         (40,650)      (40,650)
                                                               ----------    ----------    ----------    ----------    ----------

Balances at December 31, 2007                                   1,500,000    $    1,500    $   73,500    $  (81,365)   $   (6,365)
                                                               ----------    ----------    ----------    ----------    ----------

Net (loss)                                                           --            --            --         (31,242)      (31,242)
                                                               ----------    ----------    ----------    ----------    ----------

Balances at December 31, 2008                                   1,500,000    $    1,500    $   73,500    $ (112,607)   $  (37,607)
                                                               ==========    ==========    ==========    ==========    ==========


                           The accompanying notes are an integral part of these financial statements.


                                                 Wentworth IV, Inc.
                                           (A Development Stage Company)
                                             Statements of Cash Flows
---------------------------------------------------------------------------------------------------------------------

                                                                                                    Cumulative Period
                                                                                                    From June 19, 2006
                                                            Year Ended            Year Ended         (Inception) to
                                                         December 31, 2008     December 31, 2007    December 31, 2008
                                                         -----------------     -----------------    -----------------

Cash Flows From Operating Activities
    Net (loss)                                               $ (31,242)           $ (40,650)           $(112,607)
    Adjustments to reconcile net (loss) to net
      cash (used in) operating activities:
    Changes in operating assets and liabilities:
      Accounts payable                                             265                 --                    265
      Accrued expenses                                           7,214               14,981               24,364
      Accrued interest due to related party                        702                  227                  929
                                                             ---------            ---------            ---------

        Net cash (used in) operating activities                (23,061)             (25,442)             (87,049)

Cash Flows From Financing Activities
      Proceeds from issuance of note payable
        to related party                                         5,000                7,500               12,500
      Proceeds from issuance of common stock                      --                 70,000              120,000
      Repurchase and cancellation of common stock                 --                (45,000)             (45,000)
                                                             ---------            ---------            ---------

        Net cash provided by financing activities                5,000               32,500               87,500
                                                             ---------            ---------            ---------

    Net increase (decrease) in cash                            (18,061)               7,058                  451

    Cash and cash equivalents, beginning of period              18,512               11,454                 --
                                                             ---------            ---------            ---------

    Cash and cash equivalents, end of period                 $     451            $  18,512            $     451
                                                             =========            =========            =========

Supplemental Disclosure of Cash Flow Information
Cash paid for interest                                       $    --              $    --              $    --



                   The accompanying notes are an integral part of these financial statements.

                                                     19

                               Wentworth IV, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

1.       Organization

         Organization and Business
         Wentworth IV, Inc. (the "Company") was incorporated under the laws of the State of Delaware on June 19, 2006. The Company is a new enterprise in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises ("SFAS No. 7"). The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

         Going Concern
         Since its inception, the Company has generated no revenues and has incurred a net loss of $112,607. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         Income Taxes
         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

         In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109. FIN 48 prescribed that a company should use a more likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 was effective for the fiscal year beginning January 1, 2007. The Company has reviewed FIN 48 and believes it has no uncertainties with regard to its tax positions. Should uncertainties arise, the Company shall adopt a tax position that is more likely-than-not that the tax position will be sustained upon examination.

         Cash and Cash Equivalents
         Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

                               Wentworth IV, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         Fair Value of Financial Instruments
         Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements, Specifically, SFAS 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The adoption of this statement had no impact on the Company's financial statements. SFAS 157 defines the hierarchy as follows:

                  Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities on the New York Stock Exchange.

                  Level 2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

                  Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

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

         Comprehensive Loss
         Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from June 19, 2006 (Inception) to December 31, 2008, the Company's comprehensive loss was the same as its net loss.

         Recently Issued Accounting Pronouncements
         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133." This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

         In April 2008, the FASB approved FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 is effective for the Company's fiscal year beginning January 1, 2009, with early adoption prohibited.

                               Wentworth IV, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         In May 2008, the FASB approved FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company's fiscal year beginning January 1, 2009.

         Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at January 1, 2009.

         In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share." FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company's fiscal year beginning January 1, 2009, with early adoption prohibited.

         Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF -7-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning January 1, 2009. Early adoption is permitted.

         In September 2008, the FASB issued FSP 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 162" ("FSP 133-1" and "FIN 45-4"). FSP 133-1 and FIN 45-4 amend disclosure requirements for sellers of credit derivatives and financial guarantees and also clarify the disclosure requirements of SFAS 161. FSP 133-1 and FIN 45-4 are effective for quarterly periods beginning after November 15, 2008 and fiscal years that include those periods.

         The adoption of these new standards, when effective, is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

3.       Stockholders' Equity

         Pursuant to its certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. At December 31, 2008, there were 1,500,000 shares of common stock outstanding and no shares of preferred stock issued or outstanding.

         In June 2006, the Company issued 50,000 shares of common stock to Kevin
         R. Keating, the Company's sole officer and director, for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $2,500.

         In June 2006, the Company issued 950,000 shares of common stock to five individuals, all of whom at the time of issuance may have been considered a related party to, or an affiliate of, the Company's current majority stockholder, Keating Investments, LLC ("Keating Investments"), for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $47,500.

                               Wentworth IV, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         In June 2007, the Company issued 900,000 shares of common stock to Keating Investments for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $45,000.

         In June 2007, using the proceeds raised from the issuance of 900,000 shares of common stock to Keating Investments, the Company repurchased and cancelled an aggregate of 900,000 shares of common stock from four individuals, all of whom at the time of redemption may have been considered related parties to, or affiliates of, Keating Investments, for cash consideration of $0.05 per share and an aggregate purchase price of $45,000.

         In September 2007, the Company issued 500,000 shares of common stock to Brian W. Cooke, who at the time of issuance may have been considered a related party to Keating Investments, for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $25,000.

         Registration Rights
         In September 2007, the Company granted demand and piggyback registration rights to each of the Company's then existing stockholders (the "Stockholders") for the shares of Common Stock owned by them pursuant to the terms and conditions of a registration rights agreement (the "Registration Rights Agreement").

         Pursuant to the Registration Rights Agreement, commencing on the date that is thirty days after the date the Company completes a business combination with a private company in a reverse merger transaction (a "Reverse Merger"), the Stockholders shall each have a separate one-time right to request the Company to register for resale the shares of common stock, (the "Common Stock") held by such persons. The Company is required to cause the registration statement filed as a result of such requests to be declared effective under the Securities Act of 1933, as amended (the "Securities Act") as promptly as possible after filing and must keep the registration statement continuously effective under the Securities Act until the earlier of (i) two years after its effective date, (ii) such time as all of the shares of Common Stock covered by such registration statement have been publicly sold by the Stockholders, or (iii) such time as all of the shares of Common Stock covered by such registration statement may be sold by the Stockholders pursuant to Rule 144 without restriction or limitation.

         The registration rights granted to the Stockholders shall terminate on the earliest date when all shares of Common Stock of the Stockholders either: (i) have been publicly sold by the Stockholders pursuant to a registration statement, (ii) have been covered by an effective registration statement which has been effective for an aggregate period of twelve months (whether or not consecutive), or (iii) may be sold by the Stockholders pursuant to Rule 144 without restriction or limitation.

         The Registration Rights Agreement provides for penalties in the event the Company does not file a registration statement pursuant to the terms set forth therein or fails to act in certain other respects prescribed in the Registration Rights Agreement (an "Event"). On the date of an Event and on each monthly anniversary of each Event (if the Event has not been cured), the Company is required to pay to each Stockholder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.5% of the value of such unregistered shares of Common Stock as of the date of the Reverse Merger, as determined by the Board of Directors of the Company based on the offering price of securities sold by the Company in a securities offering consummated simultaneously with the Reverse Merger or, if no such securities offering has occurred, in good faith by the Board of Directors (the "Value") for any unregistered shares of Common Stock then held by such Stockholder. The maximum aggregate liquidated damages payable to any Stockholder by the Company is capped at 15% of the Value.

         Additionally, if within 12 months after closing of a Reverse Merger, registration statements covering all of the shares of Common Stock are not effective, the Stockholders will each have an option to require the Company to repurchase all of the Stockholder's shares of Common Stock for an amount equal to the Value.

                               Wentworth IV, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         The Company is accounting for the registration rights and related penalty provisions in accordance with FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2"). Accordingly, as the registration rights are only exercisable if the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction, any potential penalties associated with such registration rights (that would require the Company to make future payments or otherwise transfer consideration to the Stockholders) are not currently probable or estimable and therefore no amounts have been recognized for such contingent obligations in the accompanying balance sheets or statements of operations.

4.       Related Party Transactions

         Common Stock
         In June 2006, the Company issued 50,000 shares of common stock to Kevin
         R. Keating, the Company's sole officer and director, for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $2,500.

         Note Payable
         In August 2007, the Company borrowed $7,500 from Vero Management, LLC ("Vero") under an unsecured promissory note bearing interest at 8.25% per annum, with principal and interest due and payable upon demand. Kevin R. Keating, the Company's sole officer and director, is also the manager of Vero.

         In September 2008, the Company borrowed $5,000 from Vero under an unsecured promissory note bearing interest at 5.0% per annum, with principal and interest due and payable upon demand.

         For the years ended December 31, 2008 and 2007, and the Cumulative Period From Inception (June 19, 2006) to December 31, 2008, the Company recognized $702, $227, and $929, respectively, of interest expense in relation to these outstanding related party note payables.

         Management Agreement
         For the period from June 19, 2006 (Inception) to December 31, 2006, Vero provided the Company with certain managerial and administrative support services at no charge. Such services were determined to be insignificant in 2006.

         On January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement continues to remain in effect until terminated in writing by either party. For the years ended December 31, 2008 and 2007 and the cumulative period since Inception, the Company recognized $12,000, $12,000, and $24,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations.

5.       Income Taxes

         The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets at December 31, 2008 and 2007 are as follows:

                                                   December 31,    December 31,
                                                      2008            2007

         Assets
         Net operating loss                         $ 16,891        $ 12,205
                                                    --------        --------
              Gross deferred tax asset                16,891          12,205
         Valuation allowance                        $(16,891)        (12,205)
                                                    --------        --------
              Net deferred tax asset                $   --          $   --
                                                    ========        ========

                               Wentworth IV, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         A full valuation allowance has been recorded against the Company's deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

         The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes for the years ended December 31, 2008 and 2007 as follows:


                                                   December 31,    December 31,
                                                      2008            2007

         U.S. Federal income tax benefit
            at statutory rate                      $ (16,891)      $  (12,205)
         Change in valuation allowance                16,891           12,205
                                                   ---------       ----------
             Benefit from income taxes             $    --         $    --
                                                   =========       ==========


6.       Subsequent Events

         In January 2009, the Company borrowed $2,500 from Vero under an unsecured promissory note bearing interest at 5.0% per annum, with principal and interest due and payable upon demand. In addition, the Company borrowed $2,500 from Keating Investments under an unsecured promissory note bearing interest at 5.0% per annum, with principal and interest due and payable upon demand.

         On February 20, 2009, the Company entered into a term sheet to acquire Max Flex And Imaging Systems Private Limited, a private limited company organized under the laws of India ("Max Flex"). Max Flex sells digital and offset printing consumables to the Indian market. The completion of the transactions under the term are subject to numerous conditions and contingencies including, without, limitation, the completion of capital raising and the execution of definitive agreements. There is no assurance that the transactions under the term sheet will be completed. In connection with the term sheet, the Company received a non-refundable deposit of $10,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 1, 2008, Gordon, Hughes & Banks, LLP ("Gordon, Hughes & Banks") resigned as the Company's independent registered public accounting firm. Gordon, Hughes & Banks recently entered into an agreement with Eide Bailly LLP ("Eide Bailly"), pursuant to which Eide Bailly acquired the operations of Gordon, Hughes & Banks and certain of the professional staff and shareholders of Gordon, Hughes & Banks joined Eide Bailly either as employees or partners of Eide Bailly and will continue to practice as members of Eide Bailly. Concurrent with the resignation of Gordon, Hughes & Banks, the Company, through and with the approval of its Board of Directors, engaged Eide Bailly as its independent registered public accounting firm.

Gordon, Hughes & Banks furnished the Company with a letter addressed to the SEC regarding the change in the Company's certifying accountant. A copy of the letter, dated November 3, 2008, was filed in the Company's Current Report on Form 8-K announcing the change of accountant which was filed with the SEC on November 5, 2008.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

     o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.


Change in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The following table sets forth certain information regarding the Company's directors and executive officers:

 Name               Age   Position                   Term
 ----               ---   --------                   ----

 Kevin R. Keating   68    President, Secretary and   June 19, 2006  thru Present
                          Director

The Company's officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors. The Company's directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.

Kevin R. Keating has served as a director of the Company since its inception. Mr. Keating was appointed President, Secretary, and Director on June 19, 2006. Mr. Keating is the owner and manager of Vero, which provides managerial, administrative, and financial consulting services for micro-cap public companies.

For more than 40 years he had been engaged in various aspects of the investment business. Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the investment needs of high net worth individual investors.

Mr. Keating the sole officer and director of Wentworth V, Inc., Wentworth VI, Inc., Wentworth VII, Inc. and Wentworth VIII, Inc., all of which are publicly-reporting, non-trading, blank check, shell companies.

Mr. Keating serves as the sole officer and a director of Forex365, Inc. and Catalyst Lighting Group, Inc., each of which are public shell companies which trade on the Over-the-Counter Bulletin Board under the symbols "FRXT" and "CYSU", respectively.

Significant Employees

As of the date hereof, the Company has no significant employees.

Family Relationships

There is no family relationship between any of our officers and directors.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

Audit Committee and Audit Committee Financial Expert

The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company's board of directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (i) selection and oversight of the Company's independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (iii) engaging outside advisors. The Company's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2008. Such actions by the written consent of all directors are, according to Delaware corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company's board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Code of Ethics

On December 31, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the "Code of Ethics") that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others. Requests for copies of the Code of Ethics should be sent in writing to Wentworth IV, Inc., Attention: Kevin R. Keating, 190 Lakeview Way, Vero Beach, Florida 32963.

Conflicts of Interest

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company's operations, a specific nominating policy would be premature and of little assistance until the Company's business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board's review of the candidates' resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Delaware corporate law and the federal proxy rules, to the extent such rules are or become applicable. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Because the management and directors of the Company are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors' attention by virtue of the co-extensive capacities served by Kevin R. Keating.

Indemnification

Under Delaware corporate law and pursuant to our certificate of incorporation and bylaws, the Company may indemnify its officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company's officers or directors pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The Company currently is a shell company with nominal assets, no employees and no active business operations. The Company's business plans are to identify an operating company with which to merge or to complete a business combination in a reverse merger transaction. As such, the Company currently has no formal compensation program for its executive officers, directors or employees.

The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.



Except as set forth in the summary compensation table below, during the fiscal years ended December 31, 2006, 2007 and 2008, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

Mr. Keating has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future; however, Mr. Keating and/or
Vero may receive compensation in connection with a business combination. Please see Item 13, Certain Relationships and Related Transactions, and Director
Independence, below for a full discussion of a certain management agreement between the Company and Vero, a limited liability company for which Mr. Keating is the sole member and manager. Mr. Keating intends to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain Mr. Keating for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment or services to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company's employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

         Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to its executive officers for services rendered during the fiscal years ended December
31, 2008, 2007 and 2006.


The following table summarizes the total compensation paid by the Company to those individuals who served as executive officers during all or a portion of the fiscal years ended December 31, 2007, 2006 and 2005.

                                                             Compensation Table

                                                                                           Non-qualified
                                                                            Non-equity       Deferred
                                                      Stock      Option   Incentive Plan   Compensation     All Other       Total
    Name and Principal                                Awards     Awards   Compensation       Earnings      Compensation Compensation
         Position         Year   Salary($)  Bonus($)   ($)        ($)          ($)              ($)             ($)          ($)
------------------------------------------------------------------------------------------------------------------------------------
Kevin R. Keating (1)             $    0    $    0     $    0     $    0      $     0          $      0        $     0      $    0
                           2008
                           2007  $    0    $    0     $    0     $    0      $     0          $      0        $     0      $    0
                           2006  $    0    $    0     $    0     $    0      $     0          $      0        $     0      $    0

     (1) Kevin R. Keating has served as President, Secretary and sole director of the Company since June 19, 2006.


Director Compensation

We do not currently pay any cash fees to our officers and directors, nor do we pay their expenses in attending board meetings.

Employment Agreements

The Company is not party to any employment agreements.


                                       30

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the Company's common stock beneficially owned on March 20, 2009, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At March 20, 2009, 1,500,000 shares of the Company's common stock were outstanding.


                                         Amount and Nature of        Percentage
Name and Address                         Beneficial Ownership        of Class
----------------                         --------------------        --------

Kevin R. Keating (1)                             50,000                  3.33%
190 Lakeview Way
Vero Beach, Florida 32963

Brian W Cooke (2)                               500,000                 33.33%
171 West 57th Street, Suite 2C
New York, New York 10019

Keating Investments, LLC (3)                    900,000                 60.00%
c/o Timothy J. Keating, Manager
5251 DTC Parkway, Suite 1000
Greenwood Village, Colorado 80111

All Directors and Officers as a Group            50,000                  3.33%
(1 individual)


(1) Kevin R. Keating is the President, Secretary and sole director of the Company.

(2) Brian W. Cooke may be deemed a related party to, or an affiliate of, Keating Investments. However, Brian W. Cooke has sole investment and voting control over the shares of the Company's common stock owned by him.

(3) Timothy J. Keating, the son of Kevin R. Keating, our sole officer and director, is the manager and principal owner of Keating Investments. As manager of Keating Investments, Timothy J. Keating has sole investment and voting control over the shares of the Company's common stock owned by Keating Investments, and accordingly, he may be deemed beneficial owner thereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In June 2006, the Company issued 50,000 shares of common stock to Kevin R. Keating, the Company's sole officer and director, for cash consideration of $0.05 per share, resulting in cash proceeds to the Company of $2,500.

On August 15, 2007, the Company issued a promissory note, bearing eight and one quarter percent (8.25%) interest annually, in the principal amount of $7,500 to Vero (the "Note"). The Note and all accrued interest are payable on demand. Kevin R. Keating, the Company's sole officer and director.

In September 2008, the Company borrowed $5,000 from Vero under an unsecured promissory note bearing interest at 5.0% per annum. The Note and all accrued interest are payable on demand. Kevin R. Keating, the Company's sole officer and director.

In January 2009, the Company borrowed $2,500 from Vero under an unsecured promissory note bearing interest at 5.0% per annum, with principal and interest due and payable upon demand. In addition, the Company borrowed $2,500 from Keating Investments under an unsecured promissory note bearing interest at 5.0% per annum, with principal and interest due and payable upon demand.

Effective January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed monthly fee equal to $1,000 (the "Agreement"). The term of the Agreement is 12 months and may be terminated upon written notice by either party at any time. At the end of the initial 12 month term, the Agreement shall continue to remain in effect until terminated in writing by either party. Vero has earned $24,000 in fees under the Agreement through December 31, 2008, with all of these fees remaining unpaid at December 31, 2008.

Except as otherwise indicated herein or in this annual report, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-X.

Director Independence

The Company is not a "listed company" under SEC rules and is therefore not required to have independent directors.

Item 14. Principal Accountant Fees and Services

On November 1, 2008, Gordon, Hughes & Banks resigned as the Company's independent registered public accounting firm. Gordon, Hughes & Banks recently entered into an agreement with Eide Bailly, pursuant to which Eide Bailly acquired the operations of Gordon, Hughes & Banks and certain of the professional staff and shareholders of Gordon, Hughes & Banks joined Eide Bailly either as employees or partners of Eide Bailly and will continue to practice as members of Eide Bailly. Concurrent with the resignation of Gordon, Hughes & Banks, the Company, through and with the approval of its Board of Directors, engaged Eide Bailly as its independent registered public accounting firm.

Audit Fees

The aggregate fees paid by us to our independent registered public accounting firms for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,500 and $13,000 for the fiscal years ended December 31, 2008 and December 31, 2007, respectively.

Audit-Related Fees

There were no fees billed by our independent registered public accounting firms for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2008 and December 31, 2007.

Tax Fees

The aggregate fees paid by us to our independent registered public accounting firms for professional services rendered for tax compliance, tax advice and tax planning were $950 and $2,000 for the fiscal years ended December 31, 2008 and December 31, 2007, respectively.

All Other Fees

There were no fees billed by our independent registered public accounting firms for other products and services for the fiscal years ended December 31, 2008 and December 31, 2007.

Audit Committee's Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.


                                     PART IV


Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The Company's financial statements are included in Item 8 of this Annual Report

Financial Statement Schedules

All schedules are omitted because they are either not applicable or have been provided in Item 8 of this Annual Report.

         Exhibits

  Exhibit                  Description
--------------------------------------------------------------------------------------------------------------
   3.1      Certificate of Incorporation. (1)

   3.2      By-laws. (1)

   4.1      Registration Rights Agreement, dated September 18, 2007. (4)

   4.2      Promissory Note issued to Vero Management, LLC, dated August 15, 2007. (4)

   4.3      Agreement by and between the Company and Vero Management, LLC, dated January 1, 2007. (5)

   4.4      Promissory Note issued to Vero Management, LLC, dated September 15, 2008. (7)

   4.5      Promissory Note issued to Vero Management, LLC, dated January 9, 2009. (7)

   4.6      Promissory Note issued to Keating Investments, LLC, dated January 9, 2009. (7)

  10.1      Redemption Agreement, dated June 27, 2007. (2)

  10.2      Common Stock Purchase Agreement by and between the Company and Keating Investments, dated June 27,
            2007. (2)

  10.3      Common Stock Purchase Agreement by and between the Company and Brian Cooke, dated September 18,
            2007. (3)

  14.1      Corporate Code of Ethics and Conduct, adopted December 31, 2007. (6)

  31.1      Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form
            10-KSB for the year ended December 31, 2008.

  32.1      Certification of the Company's Principal Executive  Officer and Principal Financial Officer pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.


                                       33

(1) Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 17, 2006, and incorporated herein by this reference.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by this reference.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2007, and incorporated herein by this reference.

(4) Filed as an exhibit to the Company's quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on November 13, 2007, and incorporated herein by this reference.

(5) Filed as an exhibit to the Company's quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 1, 2007, and incorporated herein by this reference.

(6) Filed as an exhibit to the Company's Current Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 2008, and incorporated herein by this reference.

(7) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2009, and incorporated herein by this reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       WENTWORTH IV, INC.



       Dated: March 31, 2009                      By: /s/ Kevin R. Keating
                                                      --------------------------
                                                          Kevin R. Keating
                                                          President



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on March 31, 2009.

      Signatures                                       Title
      ----------                                       -----

      /s/ Kevin R. Keating               President, Secretary and Sole Director
      --------------------