Form 10-Q
period 2009-03-31
WENTWORTH IV INC
filed 2009-05-01
CIK 1372980

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

                        Commission file number 000-52189

                               Wentworth IV, Inc.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             14-1968081
            --------                                             ----------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification Number)


                   190 Lakeview Way, Vero Beach, Florida 32963
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (772) 231-7544
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer  [ ]          Accelerated filer             [ ]
         Non-accelerated filer    [ ]         Smaller reporting company      |X|
         (do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

          As of April 20, 2009, there were 1,500,000 shares of common stock, par value $.001 per share, outstanding.


                                                           TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----

PART I - FINANCIAL INFORMATION:

Item 1.       Financial Statements:                                                                                  1

              Condensed Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008                        2

              Condensed Statements of Operations for the Three Months Ended March 31, 2009 and
              2008 (unaudited) and for the Cumulative Period from June 19, 2006 (Inception) to
              March 31, 2009 (unaudited)                                                                             3

              Condensed Statement of Changes in Stockholders' Equity (Deficit) for the Cumulative
              Period from June 19, 2006 (Inception) to March 31, 2009 (unaudited)                                    4

              Condensed Statements of Cash Flows for the Three Months Ended March 31, 2009 and
              2008 (unaudited) and for the Cumulative Period from June 19, 2006 (Inception) to
              March 31, 2009 (unaudited)                                                                             5

              Notes to Financial Statements (unaudited)                                                              6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                 12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                            17

Item 4T.      Controls and Procedures                                                                               17

PART II - OTHER INFORMATION:

Item 1.       Legal Proceedings                                                                                     17

Item 1A.      Risk Factors                                                                                          17

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                           17

Item 3.       Defaults Upon Senior Securities                                                                       17

Item 4.       Submission of Matters to a Vote of Security Holders                                                   17

Item 5.       Other Information                                                                                     18

Item 6.       Exhibits                                                                                              18

              Signatures                                                                                            19




                         PART I - FINANCIAL INFORMATION
                         ------------------------------

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





                                                  Wentworth IV, Inc.
                                            (A Development Stage Company)
                                              Condensed Balance Sheets


                                                                         March 31,            December 31,
                                                                            2009                  2008
                                                                        (Unaudited)
                                                                        -----------           -------------

Assets

Current assets
    Cash and cash equivalents                                            $  12,598              $     451
                                                                         ---------              ---------

        Total current assets                                                12,598                    451
                                                                         ---------              ---------

        Total assets                                                     $  12,598              $     451
                                                                         =========              =========

Liabilities and Stockholders' Equity

Current liabilities
      Accounts payable                                                   $   9,726              $     265
      Accrued expenses                                                      27,000                 24,364
      Note payable and accrued interest due to related party                18,701                 13,429
                                                                         ---------              ---------

        Total current liabilities                                           55,427                 38,058
                                                                         ---------              ---------

Stockholders' equity (deficit)
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized; no shares issued and outstanding                            --                     --
    Common stock, $0.001 par value; 100,000,000 shares
      authorized; 1,500,000 shares issued
      and outstanding                                                        1,500                  1,500
    Additional paid-in capital                                              73,500                 73,500
    (Deficit) accumulated during the development stage                    (117,829)              (112,607)
                                                                         ---------              ---------

        Total stockholders' equity (deficit)                               (42,829)               (37,607)
                                                                         ---------              ---------

        Total liabilities and stockholders' equity (deficit)             $  12,598              $     451
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




                                                        Wentworth IV, Inc.
                                                 (A Development Stage Company)
                                              Condensed Statements of Operations


                                                                                                Cumulative
                                                                                                Period From
                                                              Three Months Ended               June 19, 2006
                                                                  March 31,                   (Inception) To
                                                        2009                  2008            March 31, 2009
                                                     (Unaudited)           (Unaudited)          (Unaudited)
                                                     -----------           ----------         --------------

Revenue                                              $      --             $      --             $      --

Operating expenses
    General and administrative                            14,900                18,664               126,578
                                                     -----------           -----------           -----------

      Total operating expenses                            14,900                18,664               126,578
                                                     -----------           -----------           -----------

      Loss from operations                               (14,900)              (18,664)             (126,578)

Other income (expense)
    Interest expense                                        (272)                 (156)               (1,201)
    Other Income                                           9,950                  --                   9,950
                                                     -----------           -----------           -----------

      Net (loss)                                     $    (5,222)          $   (18,820)          $  (117,829)
                                                     ===========           ===========           ===========

      Net (loss) per share - basic and diluted              NIL*           $      (.01)
                                                     ===========           ===========

      Weighted average number of shares
      of outstanding - basic and diluted               1,500,000             1,500,000
                                                     ===========           ===========

    *Less than $0.01 per share



                    The accompanying notes are an integral part of these financial statements.





                                                                 Wentworth IV, Inc.
                                                           (A Development Stage Company)
                                          Condensed Statements of Changes in Stockholders' Equity (Deficit)
                                     for the Cumulative Period from June 19, 2006 (Inception) to March 31, 2009
                                                                 (Unaudited)


                                                                                                           Deficit
                                                                                                       Accumulated        Total
                                                              Common Stock            Additional       during the     Stockholders'
                                                       --------------------------       Paid-In        Development      Equity
                                                         Shares          Amount         Capital           Stage        (Deficit)
                                                       ----------      ----------      ----------      ----------      ----------

Balances at June 19, 2006 (Inception)                        --        $     --        $     --        $     --        $     --

Issuance of common stock on June 19, 2006
at $0.05 per share                                      1,000,000           1,000          49,000            --            50,000
Net (loss)                                                   --              --              --           (40,715)        (40,715)
                                                       ----------      ----------      ----------      ----------      ----------

Balances at December 31, 2006                           1,000,000      $    1,000      $   49,000      $  (40,715)     $    9,285
                                                       ----------      ----------      ----------      ----------      ----------

Issuance of common stock on June 27, 2007
at $0.05 per share                                        900,000             900          44,100            --            45,000
Repurchase and cancellation of common stock
on June 27, 2007 at $0.05 per share                      (900,000)           (900)        (44,100)           --           (45,000)
Issuance of common stock on September 18,
2007 at $0.05 per share                                   500,000             500          24,500            --            25,000
Net (loss)                                                   --              --              --           (40,650)        (40,650)
                                                       ----------      ----------      ----------      ----------      ----------

Balances at December 31, 2007                           1,500,000      $    1,500      $   73,500      $  (81,365)     $   (6,365)

Net (loss)                                                   --              --              --           (31,242)        (31,242)
                                                       ----------      ----------      ----------      ----------      ----------

Balances at December 31, 2008                           1,500,000      $    1,500      $   73,500      $ (112,607)     $  (37,607)

Net (loss)                                                   --              --              --            (5,222)         (5,222)
                                                       ----------      ----------      ----------      ----------      ----------

Balances at March 31, 2009                              1,500,000      $    1,500      $   73,500      $ (117,829)     $  (42,829)
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





                                                        Wentworth IV, Inc.
                                                 (A Development Stage Company)
                                                   Statements of Cash Flows

                                                                                                         Cumulative
                                                                                                        Period From
                                                                       Three Months Ended               June 19, 2006
                                                                            March 31,                  (Inception) To
                                                                     2009              2008            March 31, 2009
                                                                 (Unaudited)        (Unaudited)          (Unaudited)
                                                                 -----------        -----------          -----------


Cash Flows From Operating Activities
    Net (loss)                                                   $  (5,222)          $ (18,820)          $(117,829)
    Adjustments to reconcile net (loss) to net
      cash (used in) operating activities:
    Changes in operating assets and liabilities:
      Accounts payable                                               9,461                 739               9,726
      Accrued expenses                                               2,636               6,600              27,000
      Accrued interest due to related party                            272                 156               1,201
                                                                 ---------           ---------           ---------

        Net cash (used in) operating activities                      7,147             (11,325)            (79,902)

Cash Flows From Financing Activities
      Proceeds from issuance of note payable
        to related party                                             5,000                --                17,500
      Proceeds from issuance of common stock                          --                  --               120,000
      Repurchase and cancellation of common stock                     --                  --               (45,000)
                                                                 ---------           ---------           ---------

        Net cash provided by financing activities                    5,000                --                92,500
                                                                 ---------           ---------           ---------

    Net increase (decrease) in cash                                 12,147             (11,325)             12,598

    Cash and cash equivalents, beginning of period                     451              18,512                --
                                                                 ---------           ---------           ---------

    Cash and cash equivalents, end of period                     $  12,598           $   7,187           $  12,598
                                                                 =========           =========           =========

Supplemental Disclosure of Cash Flow Information
Cash paid for interest                                           $    --             $    --             $    --


                      The accompanying notes are an integral part of these financial statements.





                               Wentworth IV, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
                                   (Unaudited)

1.        Basis of Presentation and Organization

          The accompanying unaudited financial statements of Wentworth IV, Inc.
          (the "Company") are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles.
          In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

          These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the cumulative period from June 19, 2006 (Inception) to December 31, 2008.
          Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

          The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the Company's financial statements for the cumulative period from June 19, 2006 (Inception) to December 31, 2008 included in the Company's Annual Report on Form 10-K as filed on March 31, 2009.

          Organization and Business
          The Company was incorporated under the laws of the State of Delaware on June 19, 2006. The Company is a new enterprise in the development stage as defined by Statement of Financial Accounting Standards
          ("SFAS") No. 7, Accounting and Reporting by Development Stage
          Enterprises. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next
          12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

          On February 20, 2009, the Company entered into a term sheet to acquire
          Max Flex And Imaging Systems Private Limited, a private limited company organized under the laws of India ("Max Flex"). Max Flex sells digital and offset printing consumables to the Indian market. The completion of the transactions under the term sheet are subject to numerous conditions and contingencies including, without limitation, the completion of capital raising and the execution of definitive agreements. There is no assurance that the transactions under the term sheet will be completed. In connection with the term sheet, the Company received a non-refundable deposit of $10,000, which net of a $50 wire transfer charge, has been reported as other income.

          Going Concern
          Since its inception, the Company has generated no revenues and has incurred a net loss of $117,829. Since inception, the Company has been largely dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and





                               Wentworth IV, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
                                   (Unaudited)

          therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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




                               Wentworth IV, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
                                   (Unaudited)

          to issue common stock were exercised or converted into common stock.
          The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

          Comprehensive Loss
          Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments.
          Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the cumulative period from Inception (June 19, 2006) to March 31, 2009, the Company's comprehensive loss was the same as its net loss.

          Stock-Based Compensation
          Effective January 1, 2006, the Company adopted SFAS No. 123(R),
          Share-Based Payment, using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards.
          Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS No. 123(R) did not have an impact on the Company's financial position or results of operations. There were no stock-based awards issued during the cumulative period from Inception (June 19, 2006) to March 31, 2009.

3.        Stockholders' Equity

          Pursuant to its certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. At March 31, 2009 and December 31, 2008, there were
          1,500,000 shares of common stock outstanding and no shares of preferred stock issued or outstanding.

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




                               Wentworth IV, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
                                   (Unaudited)

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




                               Wentworth IV, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
                                   (Unaudited)

          Additionally, if within 12 months after closing of a Reverse Merger, registration statements covering all of the shares of Common Stock are not effective, the Stockholders will each have an option to require the Company to repurchase all of the Stockholder's shares of Common
          Stock for an amount equal to the Value.

          The Company is accounting for the registration rights and related penalty p rovisions in accordance with FASB Staff Position No. EITF
          00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF
          00-19-2"). Accordingly, as the registration rights are only exercisable if the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction, any potential penalties associated with such registration rights (that would require the Company to make future payments or otherwise transfer consideration to the Stockholders) are not currently probable or estimable and therefore no amounts have been recognized for such contingent obligations in the accompanying balance sheets or statements of operations.

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

          For the three months ended March 31, 2009 and 2008, the Company recognized $272 and $156, respectively, of interest expense in relation to this outstanding related party note payable.

          Management Agreement
          For the period from June 19, 2006 (Inception) to December 31, 2006,
          Vero provided the Company with certain managerial and administrative support services at no charge. Such services were determined to be insignificant in 2006.

          On January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three months ended
          March 31, 2009, the Company recognized $3,000 of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations.




                               Wentworth IV, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
                                   (Unaudited)


5.        Income Taxes

          The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets at March 31, 2009 and December 31, 2008 are as follows:

                                                    March 31,       December 31,
                                                     2009              2008
                                                  (unaudited)
          Assets
          Net operating loss                       $ 17,674          $ 16,891
                                                   --------          --------
                  Gross deferred tax asset           17,674            16,891
          Valuation allowance                       (17,674)          (16,891)
                                                   --------          --------
                  Net deferred tax asset           $   --            $   --
                                                   --------          --------


          A full valuation allowance has been recorded against the Company's deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

          The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes for the cumulative period from June 19, 2006 (Inception) to March 31, 2009 and from June 19, 2006 (Inception) to December 31, 2008 as follows:

                                                                    March 31,              December 31,
                                                                      2009                    2008
                                                                  (unaudited)

          U.S. federal income tax benefit at statutory rate         $(17,674)               $(16,891)
          Change in valuation allowance                               17,674                  16,891
                                                                    --------                --------
                  Benefit from income taxes                         $   --                  $   --
                                                                    --------                --------







Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

Forward Looking Statement Notice

          Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities
Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Wentworth IV, Inc. ("we", "us", "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

          The Company was incorporated in the State of Delaware on June 19, 2006 and maintains its principal executive office at 190 Lakeview Way, Vero Beach, Florida 32963. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC") on August 17, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

          The analysis of new business opportunities will be undertaken by or under the supervision of Kevin R. Keating, the sole officer and director of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

          (i) Potential for growth, indicated by new technology, anticipated market expansion or new products;

          (ii) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;




          (iii) Strength and diversity of management, either in place or scheduled for recruitment;

          (iv) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

          (v) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

          (vi) The extent to which the business opportunity can be advanced;

          (vii) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

          (viii) Other relevant factors.

          In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

          On January 25, 2008, the Company entered into a letter of intent (the
"January Letter of Intent") with Planet Beach Franchising Corporation ("Planet
Beach"), pursuant to which the Company intended to combine with Planet Beach where Planet Beach would be the surviving entity after such merger. The January
Letter of Intent expired pursuant to its terms on April 30, 2008, with no further obligation by either party.

          On July 14, 2008, the Company entered into a new letter of intent (the
"July Letter of Intent") with Planet Beach, pursuant to which the Company intended to combine with Planet Beach where Planet Beach would be the surviving entity after such merger (the "Merger"). The July Letter of Intent expired pursuant to its terms on August 31, 2008, with no further obligation by either party.

          On February 20, 2009, the Company entered into a term sheet to acquire
Max Flex And Imaging Systems Private Limited, a private limited company organized under the laws of India ("Max Flex"). Max Flex sells digital and offset printing consumables to the Indian market. The completion of the transactions under the term sheet are subject to numerous conditions and contingencies including, without limitation, the completion of capital raising and the execution of definitive agreements. There is no assurance that the transactions under the term sheet will be completed. In connection with the term sheet, the Company received a non-refundable deposit of $10,000.

          The Company's principal place of business is located at 190 Lakeview
Way, Vero Beach, FL 32963. Our telephone number is (772) 231-7544.

Plan of Operations

          The Company's current business strategy and plan of operation has been to investigate and, if such investigation warrants, acquire a target operating company or business seeking the perceived advantages of being a publicly held corporation. The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in the Company's treasury or with additional amounts, as necessary, to be loaned to or invested in the Company by its stockholders, management or other investors.




          During the next 12 months the Company anticipates incurring costs related to the filing of Exchange Act reports, and consummating a business combination. The Company believes it will be able to meet these costs through use of funds in its treasury and additional amounts to be loaned by or invested in the Company by its stockholders, management or other investors. Currently, however, the Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company's ability to continue as a going concern is also dependent on its ability to find a suitable target operating company and enter into a possible business combination with such operating company. Management's plan includes obtaining additional funds by equity financing prior to or in connection with a business combination and/or related party advances; however, there is no assurance of additional funding being available.

          The Company may consider an operating business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

          Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, the Company will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, the Company may effect a business combination with an entity in an industry characterized by a high level of risk, and, although the Company's management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that the Company will properly ascertain or assess all significant risks.

          The Company's management anticipates that it will likely be able to effect only one business combination, due primarily to its limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of the Company's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.
This lack of diversification should be considered a substantial risk in investing in the Company, because it will not permit us to offset potential losses from one venture against gains from another.

          The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, the Company's management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

          We do not currently intend to retain any entity to act as a "finder" or a consultant to identify and/or analyze the merits of potential target businesses. However, the Company may elect to do so in the future.




Results of Operations

          The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 19, 2006 (inception) to March 31, 2009.
It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company's plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

          For the three months ended March 31, 2009, the Company had expenses comprised of: (a) operating expenses of $14,900, and (b) interest expense on notes payable to related parties of $272. These expenses were offset by other income of $9,950 which the Company received as a non-refundable deposit of $10,000, net of a wire transfer charge of $50, under the proposed business combination with Max Flex, resulting in a net loss for the three months ended
March 31, 2009 of $5,222. For the three months ended March 31, 2009, the operating expenses were comprised of: (a) legal, accounting, audit and tax fees of $9,600, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC
("Vero"), (c) transfer agent fees of $584, (d) Edgar filing fees of $605, and
(e) expenses incurred in connection with the Company's pursuit of a business combination of $1,111.

          For the three months ended March 31, 2008, the Company had a net loss of $18,820, comprised of (a) legal, accounting, audit and tax fees of $13,925,
(b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) interest expense on notes payable to related parties of $156, (d) transfer agent fees of $900, (e)
Edgar filing fees of $739, and (f) miscellaneous expenses of $100.

          For the cumulative period from June 19, 2006 (inception) to March 31,
2009, the Company had a net loss of $117,829.

Liquidity and Capital Resources

          As of March 31, 2009, the Company had assets equal to $12,598, comprised exclusively of cash and cash equivalents. This compares with assets of $451, comprised exclusively of cash and cash equivalents, as of December 31, 2008. The Company's current liabilities as of March 31, 2009 totaled $55,427, comprised of : (a) $9,726 of accounts payable owed to service providers, (b)
$27,000 of accrued expenses owed to Vero for managerial and administrative services, and (c) $18,701 of notes payable and accrued interest due to related parties. This compares to the Company's current liabilities as of December 31, 2008 of: (a) $265 of accounts payable owed to service providers, (b) $24,364 of accrued expenses, of which $24,000 represents amounts owed to Vero for managerial and administrative services, and (c) $13,429 of notes payable and accrued interest due to related parties.

          During the three months ended March 31, 2009, the Company borrowed
$2,500 from Vero under an unsecured promissory note bearing interest at 5.0% per annum, with principal and interest due and payable upon demand. In addition, the Company borrowed $2,500 from Keating Investments under an unsecured promissory note bearing interest at 5.0% per annum, with principal and interest due and payable upon demand.

          The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

          The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2009 and 2008 and for the cumulative period from June 19, 2006
(inception) to March 31, 2009:




                                                                                                   For the Cumulative
                                                           For the             For the                 Period from
                                                      Three months Ended  Three months Ended  June 19, 2006 (Inception) to
                                                        March 31, 2009      March 31, 2008           March 31, 2009
                                                      --------------------------------------------------------------------

Net cash (used in) operating activities                    $  7,147             $(11,325)             $(79,902)
Net cash (used in) investing activities                    $      0             $      0              $      0
Net cash provided by financing activities                  $  5,000             $      0              $ 92,500
Net increase (decrease) in cash                            $ 12,147             $(11,325)             $ 12,598

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

Going Concern

          We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company.
The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of their opinion on the financial statements for the year ended December 31, 2008, and our unaudited financial statements for the quarter ended March 31, 2009 include a "going concern" footnote.

Critical Accounting Policies

          The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The
SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Accounting
Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Off-Balance Sheet Arrangements

          We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

          As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

          There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.


                          PART II -- OTHER INFORMATION

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




Item 5.  Other Information.

          None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

  Exhibit     Description
---------------------------------------------------------------------------------------------------------------------------
    3.1       Certificate of Incorporation. (1)

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

   10.1       Redemption Agreement, dated June 27, 2007. (2)

   10.2       Common Stock Purchase Agreement by and between the Company and Keating Investments, dated June 27, 2007. (2)

   10.3       Common Stock Purchase Agreement by and between the Company and Brian Cooke, dated September 18, 2007. (3)

   14.1       Corporate Code of Ethics and Conduct, adopted December 31, 2007. (6)

   31.1       Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form
              10-Q for the quarter ended March 31, 2009. Filed herewith.

   32.1       Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. Filed herewith.

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


                                                                  18

                                    SIGNATURES
                                    ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 1, 2009                    WENTWORTH IV, INC.


                                      By:  /s/ Kevin R. Keating
                                               Kevin R. Keating
                                               President, Secretary and Director